Form 10QSB
period 2001-09-30
PERU PARTNERS LTD
filed 2001-11-15
CIK 1094649

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                 Commission file Number 0-32811

                       PERU PARTNERS LTD.
 Exact name of small business issuer as specified in its charter

 Nevada                                             76-0616472
(State or other jurisdiction of          I.R.S. Employer Identification No.
incorporation or organization)

   1600 Beach Avenue, Suite 707L, Vancouver, British Columbia,
                         Canada V6G 1Y6
             (Address of principal executive office)

                         (604) 684-7024
                    Issuer's telephone number


                               NA
     (Former name, former address and former fiscal year, if
                   changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the
                            Issuer's
    common equity as of the last practicable date: 4,500,000
                             shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The un-audited financial statements for September 30, 2001 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

Peru Partners Ltd. has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers. All of these individuals and organizations will order their products via the Internet for sale to their clients. The license will be automatically renewed unless the Company or VitaMineralHerb.com Inc. gives the other notice of its intent not to renew.

As a licensee of VitaMineralHerb.com Inc., Peru Partners Ltd. eliminates the need to develop products, store inventory, build and maintain a website, establish banking liaisons, and develop a fulfillment system, thereby enabling us to focus strictly on marketing and sales. Peru Partners Ltd. plans to target health and fitness professionals in the territory known as New York State described as New York State line south of highway 287 excluding the five boroughs of New York City who wish to offer health and fitness products to their customers.

Peru Partners Ltd. (and its customers) will have access to all products offered on the vitamineralherb.com website, as well as the ability to order custom-formulated and custom-labeled products. Peru Partners Ltd. has the exclusive rights to market the products in its territory through the Vitamineralherb website. Peru Partners Ltd. will receive commission on any and all purchases made by it's clients or distributors that are within Peru Partner's territory through the Vitamineralherb.com website. The company will also receive commissions on sales that are made from sources that may not be clients or distributors within its territory through the Vitamineralherb.com website.

 (b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Peru Partners Ltd. remains in the development stage and, since inception, has experienced some small expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending September 30, 2001 reflects current assets of $ 0.00 in the form of cash, and total assets of $610.

We believe that our existing capital will not be sufficient to meet our cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act. As a result, the directors and officers have agreed to cover the costs on an ongoing basis until the company is operational.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

     None

Item 2.    Changes in Securities

     None

Item 3.    Defaults Upon Senior Securities

     Not Applicable

Item 4.    Submission of Matters to a Vote of Securities Holders

     None

Item 6.  Exhibits and Reports on Form 8K

     None
     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                              PERU PARTNERS LTD.


     Dated November 14, 2001       /s/ Judy Tayler
                              Judy Tayler
                              President and Director
                            EXHIBIT A

                      FINANCIAL STATEMENTS










                       PERU PARTNERS LTD.

                  (A Development Stage Company)




                          AUDIT REPORT

                       September 30, 2001














                   Ron Lambrecht, C.P.A.,PLLC
                   Certified Public Accountant
                       610 9th Street East
                    Kalispell, Montana  59901
                         (406) 752-5533

















                       PERU PARTNERS LTD.
                (A DEVELOPMENT STAGE ENTERPRISE)

                  INDEX TO FINANCIAL STATEMENTS

                        TABLE OF CONTENTS


ITEM                                           PAGE

Independent Auditors' Report...................F-2

Balance Sheet ..........................       F-3

Statement of Operations......................  F-4

Statement of Cash Flows.....................   F-5

Statement of Stockholders' Equity..........    F-6

Notes to the Financial Statements..........    F-7,F-8











                  Ron Lambrecht, C.P.A., L.L.C.
                   Certified Public Accountant
                       610 9th Street East
                    Kalispell, Montana  59901
                         (406) 752-5533

INDEPENDENT AUDITORS'S REPORT

To the Board of Directors - Peru Partners Ltd. (A Development
Stage Company)
P. O. BOX 5034
Alvin, Texas 77512

I have reviewed the accompanying Balance Sheet of Peru Partners Ltd. (a Development Stage Enterprise) as of September 30, 2001 and the related statements of operations, stockholders' equity, and cash flows for the three month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Peru Partners Ltd.
A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do express such an opinion. Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the financial statements, certain conditions indicate that there is substantial doubt about the Company's ability to continue as s going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Ron Lambrecht, C.P.A.
November 14, 2001






  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS

                       PERU PARTNERS LTD.
                (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET
                   SEPTEMBER 30, 2001 and 2000



ASSETS                                          2001          2000
     Current Assets
          Cash                               $     0       $     0

          Total Current Assets                     0             0

     Other Assets
License Rights  (Notes 1, 11 and 111)            610         1,276
          Total Other Assets                     610         1,276
               TOTAL                             610         1,276
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts Payable                   $ 8,773       $ 1,273

          Total Liabilities                    8,773         1,273

STOCKHOLDERS' EQUITY
Common Stock, $0.001 Par Value;
25,000,000 Shares
Authorized; 4,500,000 Shares
Issued and Outstanding                         4,500         4,500

    Paid-In Capital
(Deficit) Accumulated During the
 Development                                 (12,663)       (4,497)

        Total Stockholders' Equity            (8,163)            3

             TOTAL                        $      610         1,276













  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS

                       PERU PARTNERS LTD.
                (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF OPERATIONS
        FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
  AND FOR THE PERIOD FROM AUGUST 19, 1999 TO SEPTEMBER 30, 2001



Since
                                             2001     2000    August 19,
                                                              1999



REVENUES                                 $      0    $   0    $   0


OPERATING EXPENSES

    Legal Fees                                                3,773
    License Written-Off                      167       167    1,390
    Audit Fees                             7,500              7,500

   TOTAL OPERATING EXPENSES                7,667       667   12,663

NET (LOSS) FOR THE PERIOD                $(7,667)    $(167)$(12,663)

NET (LOSS) PER SHARE                   $   (0.01)  $  (.00)


Weighted Average Number of
Common Shares Outstanding              4,500,000 4,500,000








  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS


                       PERU PARTNERS LTD.
                (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF CASH FLOWS

           FOR THE PERIOD SEPTEMBER 30, 2001 and 2000
  AND FOR THE PERIOD FROM AUGUST 19, 1999 TO SEPTEMBER 30, 2001


                                                                     Since
                                         2001       2000    August 19,1999

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

NET INCOME (LOSS): FROM
OPERATIONS                             (7,667)      (167)        (12,663)

ADD: NON-CASH ITEMS
            Legal Fees                                             3,773
            License written-off           167        167           1,390
            Audit Fees                  7,500                      7,500

 CHANGE IN NON-CASH
 WORKING CAPITAL LIABILITIES
            Accounts Payable            7,500                      8,773

 NET CASH USED by Operating
 Activities                                 0          0               0

 CHANGE IN CASH                             0          0               0
 Cash - beginning of period                 0          0               0
 Cash - end of period                       0          0               0

  NON CASH FINANCING ACTIVITIES
  A total of  2,500,000 shares were
  issued to the officers and directors for
  Legal  and fees.                                                 2,500

  A total of 2,000,000 shares were
  issued for the acquisition of a
  License from a company controlled
  by officer director
  (NOTES 111, 1V)                                                  2,000

Total Non-Cash Financial Activities                                4,500





  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS

                       PERU PARTNERS LTD.
                (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF STOCKHOLDERS; EQUITY (DEFICIT)
            FOR THE PERIOD AUGUST 19, 1999(INCEPTION)
                    THROUGH SEPTEMBER 30,2001



                                                           (Deficit)
                                                           Accumulated
                        Common     Common    Additional    During the    Total
                        Stock      Stock     Paid-in       Development   Stockholders'
                        Number     Amount    Capital       Stage         Equity

August 20, 1999
Issuance of
Common Stock for
Legal and Fees          2500000    $2,500    0             0             $2,500

Issuance of Common
Stock for License
August, 1999            2000000    $2,000    0             0             $2,000

Share Transfer
Feb 15,2000             *800000

Share Reissue
Feb 15,2000             *(800000)   0        0             0             0

Deficit for the
Period From
August 19,1999
(Inception)
Through September
30, 2001                 0          0        0             $(12,663)     $(12,663)
Balance
September 30, 2001       4500000    $4,500   $0            $(12,663)      $(8,163)


*Private transaction between four original shareholders and four new shareholders.







  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS

                       PERU PARTNERS LTD.
                 (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001

NOTE 1-ORGANIZATION AND HISTORY, DEVELOPMENT STAGE COMPANY

Peru Partners Ltd. herein (the "Company") was incorporated in the State of Nevada on August 19, 1999..

The company was granted rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products for the State of New York lying south of Highway 287 excluding the five boroughs of New York City. The grantor of the license offers these products for sale from various suppliers on their website. See Note 1V regarding related party transactions.

The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge form the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise3 additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

NOTE 11-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DEVELOPMENT STAGE ACTIVITIES
The Company has been in the development stage since inception.

(a)  Year End
     The Company's fiscal year end is June 30.

(b)  Accounting Method
     The Company records income and expenses on the accrual method.

(c)  Cash and Cash Equivalents
     The Company considers all highly liquid instruments with a maturity of three months or less at the time of the issuance to be cash equivalents.

(d)  Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

(e)  Licenses
     Costs to acquire licenses are capitalized as incurred. These costs will be amortized on a straight line basis over their remaining useful lives. The license has a three year life. The carrying value of the license is evaluated in each reporting period to determine if there were events or circumstances, which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

NOTE 111-LICENSES

  (a) On August 20, 1999 the Company acquired a license for a product. The Company has exclusive right to distribute and market the product under a private label in the State of Massachusetts for a period of three years expiring August 20, 2002. The Company issued 2,000,000 shares at a fair market value of $.001 or $2,000. The shares were issued to the licensor who are members of a partnership and whose general partner is also a spouse of a director and officer of the Company.

(b) The Company was granted rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternate health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers for the State of New York lying south of Highway 287, excluding the five boroughs of New York City. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site. The license is for an initial three years from February 14, 2000, and is automatically renewable unless either party to the license agreement gives ninety days written notice or non-renewal prior to expiration date. The license calls for a 10% add-on for all products purchased. No additional amounts have been recorded on the financial statements regarding the granting of the license.


NOTE 1V - SUBSEQUENT EVENTS

Jim Beehner and Dorothy Mortenson, the Company's original officers and directors, each purchased 1,250,000 shares of the common stock at a price of $0.001 per share for an aggregate price of $2,500. Dorothy Mortenson's husband is David R. Mortenson. David R. Mortenson, originally formed Vitamineralherb.com Corp, a private company, and is past president of Vitamineralherb.com., the company which is the Grantor in the license with the company to license products. Mortenson and Associates, is a general partnership of ten individuals including David R. Mortenson. On May 1, 2001, Judy Tayler, the company's director and president, accepted the position of president of Vitamineralherb.com Corp.










