Form 10QSB
period 2001-12-31
PERU PARTNERS LTD
filed 2002-02-14
CIK 1094649

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                       PERU PARTNERS LTD.
Exact name of small business issuer as specified in its charter

    Nevada                            0-32811                   76-0616472
 State or other jurisdiction
of incorporation or organization	 Commission File Number	 I.R.S.Employer
                                                            Identification No.



   5800 N. Dodge Ave. Bldg. A, Flagstaff, Arizona 86004
             (Address of principal executive office)

                         (928) 526-2275
                    Issuer's telephone number

1600 Beach Avenue, Suite 707L, Vancouver, BC Canada V6G 1Y6
     (Former name, former address and former fiscal year, if
                   changed since last report)

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

               December 7, 2001  4,930,305 shares*

*The Company issued, on December 7th, 430,305 (but not delivered) shares of common stock to the shareholders of Agra-Technologies, Inc. in contemplation of the closing of an Asset Purchase
Agreement dated December 7th, 2001. On December 21, 2001, the
Company filed a Form 8-K with the Securities and Exchange
Commission. See Exhibit B attached.

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The un-audited financial statements for December 31, 2001 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

On December 7th, 2001, Peru Partners Ltd. entered into an Asset Purchase Agreement with Agra-Technologies, Inc. The agreement calls for certain assets of Agra-Technologies, Inc. for a price of Four Hundred Thirty Thousand Three Hundred and Five (430,305) shares of Peru Partners Ltd. restricted common stock, par value $0.001 per share along with Peru Partners Ltd. assumption of debt of Agra-Technologies, Inc. up to $700,000.

The company filed a Form 8-K with Securities Exchange Commission on December 21, 2002 and is attached as Exhibit B

Subsequent Events

The final closing of the Asset Purchase Agreement was subject to Peru Partners approval of Agra-Technologies Inc. audited financial statements which took place January 18, 2002.

The company filed an amended 8-K/A with the Securities Exchange
Commission on January 18, 2002 and is attached as Exhibit C.

The Amendment No. 1 to our Form 8-K filed December 21,
2001, discloses a stock split called for in the Asset
Purchase Agreement previously disclosed in Item 2 of the Form 8-K. This Amendment No. 1 also includes a disclosure
Regarding a further material development of our business, And includes the financial statements listed in Item 7 of The Form 8-K.

Financial Statements

The following audited financial statements of Agra-Technologies were provided by an amended 8-K/A filed with the Securities and Exchange Commission January 18, 2002

Independent Auditor's Report dated January 15, 2002

  Balance Sheets as of October 31, 2001
  (unaudited) and as of April 30, 2001 and 2000

  Statements of Operations for the six months ended October 31, 2001 (unaudited) and October 31, 2000
  (unaudited), for the years ended April 30, 2001 and 2000, and for the period from May 1, 1998 (inception) to October 31, 2001 (unaudited)

  Statements of Cash Flows for the six months ended October 31, 2001 unaudited) and October 31, 2000
  (unaudited), for the years ended April 30, 2001 and 2000, and for the period from May 1, 1998 (inception) to October 31, 2001 (unaudited)

  Statement of Stockholders' Equity from May
  1st, 1998 (inception) and for the years ended April 30, 2001 and 2000

  Notes to Financial Statements


Peru Partners Ltd. has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers in the territory known as New York State described as New York State line south of highway 287 excluding the five boroughs of New York City. All of these individuals and organizations will order their products via the Internet for sale to their clients.

Peru Partners will continue to develop this business.

 (b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Peru Partners Ltd. remains in the development stage and, since inception, has experienced legal expenses and expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending December 31, 2001 reflects current assets of $ 0.00 in the form of cash, and total assets of $443.

Plan of Operations

For the current fiscal year ending June 30th, the Company anticipates incurring a loss as a result or organizational expenses and expenses associated with implementing its business plan. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of its businesses. To date officers and directors of the Company have served without compensation. However, the Company expects to compensate its Officers and Directors effective with the first quarter of 2002, in conjunction with the increased developments of the Companys activities.

As a result of its Asset Purchase Agreement with Agra-Technologies Inc., the Company has identified persons who are interested in investing in the Company. Since the Company does not anticipate generating significant revenues over the next year, it intends to depend upon equity financing through private placement offerings of its common stock to fund the implementation of its business plan. Over the longer term, two to five years, the Company expects to fund its operations through a combination of revenues from operations of its two business lines and through additional equity financing.

The Company will need additional capital to carry out its business plans. No commitments to provide additional funds have been made by management or other stockholders or investors. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all. The Company has no commitments for capital expenditures. In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support either or both of its businesses on acceptable terms or at all. The possibility exists that the board of directors may decide that it is in the best interests of the corporation and its stockholders to liquidate one or both of its lines of businesses, or to enter into a new line of business altogether. Such action, however, is not currently being considered by the board.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

     None

Item 2.    Changes in Securities

The Company issued, on December 7th, 430,305 (but not delivered) shares of common stock to the shareholders of Agra-Technologies, Inc. in contemplation of the closing of the Asset Purchase Agreement dated December 7th, 2001. The consideration exchanged was negotiated at arms-length between Peru Partners and Agra-Technologies. Peru Partners paid a premium over the net asset value of Agra-Technologies based on its own assessment of the market value of Agra-Technologies' assets. Assuming a share value of $1.00 per share, which is the price at which shares may be canceled under the Agreement to satisfy Agra-Technologies' indemnity obligations, if any, the deemed fair value of Agra-Technologies in the transaction is $430,305.

The final closing of the Asset Purchase Agreement was subject to Peru Partners approval of Agra-Technologies Inc. audited financial statements which took place January 18, 2002.

The offering of Peru Partners' shares to Agra-Technologies was conducted pursuant to an exemption from registration, namely Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended (the "Act"). As a result, the 430,305 shares of Peru Partners' common stock held by Agra-Technologies are "restricted securities" subject to Rule 144 of the Act.

Item 3.    Defaults Upon Senior Securities

     Not Applicable

Item 4.    Submission of Matters to a Vote of Securities Holders

On February 1, 2002 the Company filed a Preliminary Schedule 14C with the Securities Exchange Commission. See Attached Exhibit D

On February 11, 2002, the Company filed a Definitive Schedule 14C with the Securities Exchange Commission. See Attached Exhibit E

The Board of Directors of Peru Partners Ltd., a Nevada corporation ("Peru Partners" or the "Company"), furnished the Information Statement to the holders of the Common Stock, par value $.001 per share, of the Company in connection with the proposed Action to be taken on or before March 5, 2002, by the holders of a majority of the issued and outstanding shares of the voting Common Stock of the Company, in accordance with Section
78.320 of the Nevada Revised Statutes. The proposed Action consists of adopting and approving Amended and Restated Articles of Incorporation, including a change in the name of the Company to Agra-Tech Incorporated, an increase in the authorized common stock, and the authorization of Preferred Stock. The amendments to the Articles of Incorporation of the Company are being made, in part, to ensure continued control of the Company by the directors and executive management of the Company, which is expected to provide stability to the Company as it moves forward to implement its business plan, and to provide the Company with more flexibility to conduct equity financings.

The Information Statement was mailed to stockholders on February 11, 2002.

The Board of Directors and persons owning the majority of the Outstanding voting Common Stock of the Company have unanimously adopted and approved resolutions to effect the change to the Articles of Incorporation of the Company.


Item 6.  Exhibits and Reports on Form 8K

Exhibit  Description
   No.
   2.1*         Asset Purchase Agreement dated December 7, 2001
   4.1**        Sample Stock Certificate
   10.1***      Technology License Agreement

* Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on December 21, 2001.

** Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on May 29, 2001.

*** Incorporated by reference from the Form 8-K/A filed with the Securities and Exchange Commission on January 18,2002.

The company filed a Form 8-K dated December 21, 2002 containing disclosure under Items, 1, 2 5, and 7 and filed an amended 8-K/A January 18, 2002. This Amendment NO. 1 to our form 8-K filed December 21, 2001, discloses a stock split called for in the Asset Purchase Agreement previously disclosed in Item 2 of the Form 8-K. This Amendment No. 1 also includes a disclosure regarding a further material development of our business, and includes the financial statements listed in Item 7 of the Form 8-K.


     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                              PERU PARTNERS LTD.


     Dated February 13, 2002       /s/ William J. Pierson
                              William J. Pierson
                              President and Director














EXHIBIT A

                      FINANCIAL STATEMENTS










                       PERU PARTNERS LTD.

                  (A Development Stage Company)




                          AUDIT REPORT

                       December 31, 2001














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

Notes to the Financial Statements..........    F-7,F-8, F-9





























                  Ron Lambrecht, C.P.A., L.L.C.
                   Certified Public Accountant
                       610 9th Street East
                    Kalispell, Montana  59901
                         (406) 752-5533



INDEPENDENT AUDITORS'S REPORT

To the Board of Directors - Peru Partners Ltd.
(A Development Stage Company)
1600 Beach Avenue, Ste. 707L
Vancouver, BC, Canada V6G1Y6

I have reviewed the accompanying Balance Sheet of Peru Partners Ltd. (a Development Stage Enterprise) as of December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the six month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Peru Partners Ltd.

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



Ron Lambrecht, C.P.A.
February 13, 2002







  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS

                       PERU PARTNERS LTD.
                (A DEVELOPMENT STAGE ENTERPRISE)

                          BALANCE SHEET
                   DECEMBER 31, 2001 and 2000



ASSETS                                          2001          2000
     Current Assets
          Cash                               $     0       $     0

          Total Current Assets                     0             0

     Other Assets
License Rights  (Notes 1, 11 and 111)            443         1,109
          Total Other Assets                     443         1,109
               TOTAL                             443         1,109
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts Payable                  $ 43,152       $ 1,273

          Total Liabilities                   43,152         1,273

STOCKHOLDERS' EQUITY
Common Stock, $0.001 Par Value;
25,000,000 Shares
Authorized; 4,500,000 Shares
Issued and Outstanding                         4,500         4,500

    Paid-In Capital
(Deficit) Accumulated During the
 Development                                 (47,209)       (4,664)

        Total Stockholders' Equity           (42,709)         (164)

             TOTAL                        $      443         1,109











  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS

                       PERU PARTNERS LTD.
                (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF OPERATIONS
        FOR THE PERIODS ENDED DECEMBER 31, 2001 AND 2000
  AND FOR THE PERIOD FROM AUGUST 19, 1999 TO DECEMBER 31, 2001



                                                        Since
                                             2001     2000 August 19,1999



REVENUES                                 $      0    $   0    $   0


OPERATING EXPENSES

    Legal Fees      			      21,879             25,652
    License Written-Off                      167       167    1,557
    Audit Fees                            12,500             20,000

   TOTAL OPERATING EXPENSES               34,546       167   47,209

NET (LOSS) FOR THE PERIOD               $(34,546)    $(167)$(47,209)

NET (LOSS) PER SHARE                    $  (0.01)  $  (.00)


Weighted Average Number of
Common Shares Outstanding              4,500,000  4,500,000













  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS

                       PERU PARTNERS LTD.
                (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENT OF CASH FLOWS

           FOR THE PERIOD DECEMBER 31, 2001 and 2000
  AND FOR THE PERIOD FROM AUGUST 19, 1999 TO DECEMBER 31, 2001


                                                                     Since
                                         2001       2000    August 19,1999

CASH FLOWS FROM (TO)
OPERATING ACTIVITIES

NET INCOME (LOSS): FROM
OPERATIONS                            (34,546)      (167)        (47,209)

ADD: NON-CASH ITEMS
            Legal Fees                 21,879                     25,652
            License written-off           167        167           1,557
            Audit Fees                 12,500                     20,000

 CHANGE IN NON-CASH
 WORKING CAPITAL LIABILITIES
            Accounts Payable           34,379                     43,152

 NET CASH USED by Operating
 Activities                                 0          0               0

 CHANGE IN CASH                             0          0               0
 Cash - beginning of period                 0          0               0
 Cash - end of period                       0          0               0

  NON CASH FINANCING ACTIVITIES
  A total of 2,500,000 shares were
  issued to the officers and directors for
  Legal and fees.                                                  2,500

  A total of 2,000,000 shares were
  issued for the acquisition of a
  License from a company controlled
  by officer director
  (NOTES 111, 1V)                                                  2,000

Total Non-Cash Financial Activities                                4,500




  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS

                       PERU PARTNERS LTD.
                (A DEVELOPMENT STAGE ENTERPRISE)
           STATEMENT OF STOCKHOLDERS; EQUITY (DEFICIT)
            FOR THE PERIOD AUGUST 19, 1999(INCEPTION)
                    THROUGH DECEMBER 31,2001



                                                         (Deficit)
                                                         Accumulated
                        Common     Common   Additional During the    Total
                        Stock      Stock    Paid-in    Development Stockholders
                        Number     Amount   Capital       Stage       Equity

August 20, 1999
Issuance of
Common Stock for
Legal and Fees          2500000    $2,500    0             0           $2,500

Issuance of Common
Stock for License
August, 1999            2000000    $2,000    0             0           $2,000

Share Transfer
Feb 15,2000             *800000

Share Reissue
Feb 15,2000            *(800000)        0    0             0                0

Deficit for the
Period From
August 19,1999
(Inception)
Through December
31, 2001                 0              0    0      $(47,209)        $(47,209)
Balance
December 31, 2001       4500000    $4,500   $0      $(47,209)        $(47,209)


*Private transaction between four original shareholders and four new shareholders..

NOTE: On December 7, 2001 Peru Partners Ltd. issued (but not delivered) 430,305 restricted shares to Agra-Technologies Inc. in contemplation of the Asset Purchase Agreement which closed January 18, 2002.


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                           STATEMENTS

                       PERU PARTNERS LTD.
                 (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 2001

NOTE 1-ORGANIZATION AND HISTORY, DEVELOPMENT STAGE COMPANY

Peru Partners Ltd. herein (the "Company") was incorporated in the State of Nevada on August 19, 1999.

The company was granted rights to market and distribute vitamins, minerals, nutritional supplements, and other health and fitness products for the State of New York lying south of Highway 287 excluding the five boroughs of New York City. The grantor of the license offers these products for sale from various suppliers on their website. See Note 1V regarding related party transactions.

The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge form the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

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
                                F-7

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

NOTE 1V - RELATED PARTY TRANSACTIONS

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

                           F-8
Mortenson and Associates, is a general partnership of ten individuals including David R. Mortenson. On May 1, 2001, Judy
Tayler, the company's director and president, accepted the position of president of Vitamineralherb.com Corp.

NOTE V - SUBSEQUENT EVENTS

On December 7th, 2001, Peru Partners Ltd. entered into an Asset Purchase Agreement with Agra-Technologies, Inc. The agreement calls for certain assets of Agra-Technologies, Inc. for a price of Four Hundred Thirty Thousand Three Hundred and Five (430,305) shares of Peru Partners Ltd. restricted common stock, par value $0.001 per share along with Peru Partners Ltd. assumption of debt of Agra-Technologies, Inc. up to $700,000. The final closing of the Asset Purchase Agreement was subject to Peru Partners approval of Agra-Technologies Inc. audited financial statements which took place January 18, 2002 and is reflected in a Form 8-K/A Amendment No. 1 filed January 18, 2002.

The above Asset Purchase called for Peru Partners to split their common stock on a ten-for-one basis. This was done on January 8, 2002. The total number of Peru Partners issued and outstanding share of common stock following the stock split will be 49,303,050.

On January 15, 2002 Peru Partners entered into a Technology License Agreement with Galleon Technology and Development Corp. Under the terms of the License Agreement, Galleon granted Peru Partners a non-transferable, non-exclusive, world-wide irrevocable, perpetual and royalty-free license to know-how and technology for extracting platinum group metals, including platinum, palladium, rhodium, iridium and gold from raw materials.

The License calls for Peru Partners Ltd. to pay Galleon Technology and Development Corp. a total of $500,000 according to fee schedule beginning January 15, 2002 and ending March 3, 2002. As of February 13, 2002, no payments have been made to Galleon Technology and Development Corp. by Peru Partners Ltd. This includes a January 15, 2002 payment of $100,000 and a payment due February 2, 2002 for $100,000. According to terms of the agreement between Peru Partners Ltd. and Galleon
Technology and Development - failure to make scheduled payments represent an Event of Default.












                               F-9



EXHIBIT B
Form 8-K filed with the Securities Exchange Commission December 21, 2001

EXHIBIT C
Amended 8-K/A filed with the Securities Exchange Commission
January 18, 2002

EXHIBIT D
Preliminary Schedule 14C - filed with the Securities Exchange Commission February 01, 2002

EXHIBIT E
Definitive Schedule 14C - filed with the Securities Exchange Commission February 11, 2002




EXHIBIT B


                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                          __________________

                               FORM 8-K
                            CURRENT REPORT
     Pursuant to Section 13 or 15(d) of the Securities Act of 1934



Date of Report (Date of earliest event reported):      December 7, 2001


                       Peru Partners, Ltd.
        (Exact name of registrant as specified in its charter)


      Nevada              000-32811             76-0616472
 (State or other         (Commission         (I.R.S. Employer
   Jurisdiction         File Number)        Identification No.)
of incorporation)



     5800 N. Dodge Ave. Bldg. A, Flagstaff, Arizona              86004
     (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:       (928) 526-2275

1600 Beach Avenue, Suite 707L, Vancouver, British Columbia, Canada V6G 1Y6
    (Former name or former address, if changed since last report.)


ITEM 2.  ACQUISITION OR DISPOSITION OF ASSETS

Asset Purchase Agreement

Pursuant to an Asset Purchase Agreement (the "Agreement"), entered and closed on December 7, 2001, Peru Partners, Ltd., a public Nevada corporation ("Peru Partners") agreed to acquire the assets and assume up to $700,000 of the liabilities of Agra-Technologies, Inc., a private Nevada corporation ("Agra-Technologies").

The Agreement was approved by the unanimous consent of the Boards
of   Directors  of  Peru  Partners  and  Agra-Technologies.   The
Agreement was also approved by a majority consent of the shareholders of Agra-Technologies.

Description of Assets

Agra-Technologies engages in research relating to complex minerals, including cinder, and the procurement and processing of such minerals for farming, ranching, agriculture and other agra-business purposes, with the view toward commercializing the processes and products that are developed. The primary assets that Peru Partners agreed to acquire under the Agreement are as follows:

Sheep Hill:

Sheep Hill is a cinder mountain located in Flagstaff, Arizona containing complex mineral cinders that can be used, among other things, to improve nutritional content of soils. Agra-Technologies has the right to mine and extract five million cubic yards of the complex mineral cinders on Sheep Hill (the "Sheep Hill Cinder"). The current market price for cinder is approximately $4.50 per cubic yard, and it requires approximately $2.50 of direct costs per cubic yard to extract and deliver the cinders for sale. Agra-Technologies has an agreement with a third party to perform the extraction of the Sheep Hill Cinder, but the agreement does not require Agra-Technologies to use the third party to perform the extraction of the Sheep Hill Cinder. As a practical matter, historical uses for cinders have allowed for economically feasible sales only within a 300-mile radius of their source due to shipping costs.

Property Abutting Sheep Hill:

Agra-Technologies owns an industrial lot of approximately 3 acres at the base of Sheep Hill, called the Empire Avenue Property. This property allows access to the Sheep Hill Cinder. The property is fenced and level and is capable of operating as the base of mining operations of the Sheep Hill Cinder. The property is encumbered by deeds of trust in the following amounts:
$250,000,   $125,000   and  $207,500,  with   total   outstanding
indebtedness of approximately $394,000.

Cochrane Hill Mining Claims:

Agra-Technologies has ten contiguous mining claims to approximately 1,540 acres of land located near Flagstaff, Arizona, known as Cochrane Hill. Cochrane Hill is governed by the Bureau of Land Management (the "BLM"). Peru Partners intends to complete Agra-Technologies' plan to seek a mining patent for Cochrane Hill. Agra-Technologies has represented to Peru Partners that Cochrane Hill contains approximately 483 million cubic yards of complex mineral cinders.

A mining claim is a parcel of Federal land that is valuable for a specific type of mineral or deposit, in this case complex mineral cinders. In order to obtain a mining claim, an individual or corporation must assert a right of possession. This right of possession is restricted to the extraction and development of a mineral deposit.

Agra-Technologies' mining claims to Cochrane Hill were previously owned by other individuals and quit-claimed to Agra-Technologies.

Agra-Technologies has been working for the past four-and-one-half years towards obtaining a patented mining claim to Cochrane Hill. A patented mining claim passes title to the claimant, effectively making it private land. The patent gives the patent owner exclusive title to the minerals located on the land.

Intellectual Property:

Agra-Technologies has certain technology and know-how relating to the processing, delivery and deployment of cinder and complex minerals, based principally on specialized grinding technologies.

Agra-Technologies has researched and developed technologies capable of processing complex minerals from cinders. These processes are focused on providing the minerals in a bio-available form for improved assimilation by the microbes in the soil.

Agra-Technologies applies its grinding technology to grind cinder
deposits   to  an  ultra-fine  consistency.   This  micronization
process is used to improve the quality and nutritional content of soils and to enhance growing cycles and crop yields.

Effect of Agreement

Except with regard to such assets that can be transferred as of the closing of the Agreement, the Agreement acts as a covenant on the part of Agra-Technologies to transfer the assets to Peru Partners. Peru Partners and Agra-Technologies will cooperate to prepare the documentation needed to accomplish the transfer of the assets. There can be no guarantee that Agra-Technologies will avoid difficulties in accomplishing the transfers, especially with regard to the mining claims for Cochrane Hill.

Peru Partners intends to continue the business of Agra-Technologies once the asset transfers have been completed. The business will include the mining of cinder and the commercialization and development of the intellectual property related to the processing, delivery and deployment of cinder as described above.

Consideration

Pursuant to the Agreement, Agra-Technologies received 430,305 shares of Peru Partners' common stock, par value $0.001 per share. The consideration exchanged was negotiated at arms-length between Peru Partners and Agra-Technologies. Peru Partners paid a premium over the net asset value of Agra-Technologies based on its own assessment of the market value of Agra-Technologies' assets. Assuming a share value of $1.00 per share, which is the price at which shares may be canceled under the Agreement to satisfy Agra-Technologies' indemnity obligations, if any, the deemed fair value of Agra-Technologies in the transaction is $430,305.

The offering of Peru Partners' shares to Agra-Technologies was conducted pursuant to an exemption from registration, namely Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended (the "Act"). As a result, the 430,305 shares of Peru Partners' common stock held by Agra-Technologies are "restricted securities" subject to Rule 144 of the Act. This disclosure is not an offer of securities or a solicitation of an offer to buy securities.

A  copy of the Agreement is filed as an exhibit to this Form  8-K
and   is   incorporated  by  reference  herein.   The   foregoing
description is modified by such reference.

ITEM 5.  OTHER EVENTS

Change of Board of Directors and Officers

As part of the closing of the Agreement, Peru Partners' Board of Directors amended its Bylaws to expand its board of directors to three in number and appointed William J. Pierson, Agra-Technologies' Chief Executive Officer and President, and Carlos Wall, a former director of Agra-Technologies, to Peru Partners' Board.

Following  the closing of the Agreement, Judy Tayler resigned  as
President  of Peru Partners, and William J. Pierson was appointed
as  President.   Judy  Tayler  was  appointed  as  Secretary  and
Treasurer of Peru Partners.

The appointment of William J. Pierson and Carlos Wall to Peru Partners' Board of Directors, coupled with resignations of Dorothy Mortenson and J.P. Beehner, result in a change in control at the Board of Directors' level. In addition, the appointment of William J. Pierson as President, coupled with the resignation of Judy Tayler as President, result in a change in control at the officers' level. Ultimate control of the Company has not changed, however, because only 430,305 shares were issued in connection with the transaction, bringing Peru Partners' total outstanding shares to 4,930,305, and Peru Partners is unaware of any sales by shareholders in connection with this transaction.

ITEM 7.  FINANCIAL STATEMENTS, PRO FORMA INFORMATION AND EXHIBITS

Financial Statements

The following audited financial statements of Agra-Technologies will be provided by subsequent amendment pursuant to Regulation S-B, Item 310(c) under the Act:





     Independent Auditor's Report

     Consolidated   Balance  Sheets  as  of  October   31,   2001
     (unaudited) and as of April 30, 2001 and 2000

     Consolidated Statements of Operations for the six months ended
     October   31,   2001  (unaudited)  and  October   31,   2000
     (unaudited), for the years ended April 30, 2001 and 2000, and for the period from May 1, 1998 (inception) to July 31, 2001

     Consolidated Statement of Stockholders' Equity for the years ended April 30, 2001 and 2000

     Consolidated Statements of Cash Flows for the six months ended
     October   31,   2001  (unaudited)  and  October   31,   2001
     (unaudited), for the years ended April 30, 2001 and 2000, and for the period from May 1, 1998 (inception) to October 31, 2001

     Notes to Consolidated Financial Statements

Pro Forma Financial Information

The  pro  forma financial statements required by Regulation  S-B,
Item 310(d) will be filed by subsequent amendment.

Exhibits

Exhibit No.    Description
  2.1          Asset Purchase Agreement dated December 7, 2001
  4.1*    Sample Stock Certificate

* Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on May 29, 2001.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   PERU PARTNERS, LTD.



  December  21, 2001                    By:  /s/ William J.Pierson
            (Date)                         Name: WilliamJ. Pierson
                                        Its:      President



                          EXHIBIT INDEX

 Exhibit  Description
   No.
2.1       Asset Purchase Agreement dated December 7, 2001
4.1*      Sample Stock Certificate

* Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on May 29, 2001.



                     ASSET PURCHASE AGREEMENT

      THIS ASSET PURCHASE AGREEMENT ("Agreement") is made and entered into this 7th day of December, 2001 (the "Effective
Date") between PERU PARTNERS LTD. (to be renamed Bio-Ag International Inc.), a Nevada corporation ("Buyer"), and AGRA-TECHNOLOGIES INCORPORATED, a Nevada corporation ("Seller").

                            RECITALS

     A. Seller desires to sell its assets in accordance with the terms and conditions of this Agreement.

     B. Buyer desires to purchase such assets in accordance with the terms and conditions in this Agreement.

     NOW THEREFORE, in consideration of these premises and the mutual promises contained herein, and in consideration of the representations, warranties and covenants herein, the parties agree as follows:

1.   Purchase and Sale of Assets

 1.1 Transfer of Assets. Subject to the terms and conditions of this Agreement, Buyer, relying on Seller's warranties and representations made in this Agreement, shall purchase from Seller, and Seller shall sell, convey, assign and transfer to Buyer all of its right, title and interest in and to, the business that engages in research relating to complex minerals, including cinder, and the procurement and processing of such minerals, for farming, ranching, agriculture and other agra-business purposes, with the view toward commercializing the processes and products that are developed (the "Business"), known as Agra-Technologies Incorporated, now being conducted by Seller principally at the premises known as 5800 N. Dodge Ave. Bldg. A, Flagstaff, Arizona 86004. The sale includes all of the assets of Seller (the "Assets"), whether owned, leased, licensed, contracted or otherwise made available, used by or useful to Seller in its Business as conducted in the past year and as proposed to be conducted in the future, including without limitation the Assets listed on Schedule 1.1 attached hereto and incorporated herein by reference.

1.2 Encumbrances. Except as set forth in Schedule 1.1, the transfer of the Assets shall, at the time of Closing, be free and clear of all obligations, security interests, liens, infringements and encumbrances whatsoever.
1.3 Purchase Price. The purchase price for the sale of Assets to Buyer shall be Four Hundred Thirty Thousand Three Hundred and Five (430,305) shares of Buyer's restricted common stock, par value $0.001 per share (the "Shares" or the "Restricted Shares").
1.4 Assumption of Liabilities. Buyer shall assume or be obligated to pay, perform or discharge any liability, obligation, debt, charge or expense of Seller, whether accrued, absolute, contingent or imposed upon Buyer as a successor in interest, up to $700,000.

     1.5  Indemnity Against Shares.

   1.5.1 If, within a period of six months of Closing, Seller fails to deliver the Assets as provided in this Agreement, without prejudice to any other remedy available to Buyer and without such remedy constituting an election of remedies, Buyer shall be entitled to recover any damages by canceling Shares at a deemed price of One Dollar ($1.00) per share. This remedy shall expressly not affect Buyer's right to pursue specific performance remedies with respect to conveyance of the Assets.

    1.5.2 If, within a period of six months of Closing, Buyer determines that Seller's liabilities at Closing exceeded $700,000, without prejudice to any other remedy available to Buyer and without such remedy constituting an election of remedies, Buyer shall be entitled to assume such excess liabilities, even though constituting a breach by Seller, and recover any damages by canceling Shares at a deemed price of One Dollar ($1.00) per share.

     1.6 Closing. The execution of this Agreement and the satisfaction or waiver of all conditions to close set forth in
Section 8 hereof, which shall fix Buyer's obligation to deliver the Shares to Seller, is the "Closing", which shall take place on or before December 31, 2001 ("Closing Date"), or such later date as may mutually be agreed upon by the parties.

2.   Seller's Obligations.

2.1 Access and Information. Seller shall give to Buyer, Buyer's accountants, technical personnel, counsel and other representatives reasonable access, during normal business hours both before and after Closing, to the Assets, along with any books, records, contracts and commitments of Seller to the Assets or Seller's liabilities, and shall furnish Buyer with information concerning the Assets and Seller's liabilities as Buyer may reasonably request.

2.2 Conduct of Business. Seller warrants and represents to and covenants and agrees with Buyer that, pending completion of the Closing, unless otherwise agreed in writing by Buyer:

 2.2.1     Ordinary Course.  Seller shall carry on its respective
business in the usual, regular and ordinary course in substantially the same manner as heretofore conducted and, to the extent consistent with such businesses, use all reasonable efforts consistent with past practice and policies to preserve intact its present business organizations, keep available the services of its present officers, consultants and employees and preserve its relationships with customers, suppliers, distributors and others having business dealings with Seller. Seller shall promptly notify Buyer of any event or occurrence or emergency not in the ordinary course of business of Seller, and material and adverse to the business condition of Seller.

2.2.2 Encumbrance of Assets. Seller shall not sell, license, contract, commit or otherwise encumber the Assets;

2.2.3 Insurance. Seller shall carry and continue in force and effect through Closing, fire and extended coverage insurance on the Assets as is in existence as of the Effective Date;

2.2.4 Modification of Licenses and Contracts. Seller shall not amend or modify any license or contract to which Seller is a party that relates in any way to the Assets, without Buyer's prior written consent;

2.2.5 Preserve Assets. Seller and its officers, employees or contractors shall use their best efforts to preserve the Assets in the same condition and performance level as demonstrated to Buyer as of the Effective Date. Seller shall preserve for Buyer the good will and business relationships Seller has with customers, landlords, service providers and vendors relating to the Assets or any portion thereof.

       2.2.6 Severance Pay. Except in the ordinary course of business consistent with past practices, Seller shall not grant any severance or termination pay to any officer or director or to any employee of Seller.

2.2.7 Employment Offers. Seller shall not extend an offer of employment to a candidate for an officer position without prior consultation with Buyer.

3. Seller's Representations and Warranties. Intending to induce Buyer's reliance thereon, and subject to any exceptions listed in a letter to Buyer dated as of the Execution Date, which includes a list of exceptions that refer specifically to the section of these representations and warranties to which they relate ("Seller's Disclosure Letter"), Seller warrants and represents to Buyer as follows:

     3.1 Authority. The execution and delivery to Buyer of this Agreement and carrying out the provisions hereof have been duly authorized by the Board of Directors ("Board") of Seller and Seller's stockholders, and at Closing, Seller shall furnish Buyer duly certified copies of the authorizing resolutions of Seller's Board and stockholders.

3.2 Non-infringement. The Assets, in whole or in part, do not infringe any patents, copyrights, trade secrets, trademarks or other proprietary rights of any third parties and no rights or licenses are required from third parties to exercise any rights with respect to the Assets or any portion thereof.

3.3 Compliance. Neither the execution and delivery of this Agreement, nor any instrument or agreement to be delivered by Seller to Buyer at Closing pursuant to this Agreement, nor the compliance with the terms and provisions thereof by Seller, will result in the breach of any applicable statute or regulation, or any administrative or court order or decree, nor will compliance conflict with or result in the breach of any of the terms, conditions or provisions of the Articles of Incorporation or Bylaws of Seller, or any agreement or other instrument to which either Seller is a party, or by which Seller is or may be bound, or constitute an event of default or default thereunder, or with the lapse of time or giving of notice or both constitute an event of default thereunder.

3.4 Liabilities. Seller's outstanding liabilities, obligations, debts, charges and expenses are, and will be at the Closing Date, less than or equal to $700,000.

3.5 Litigation. There is no suit or action, legal, administrative, arbitration or other proceeding or governmental investigation affecting the Assets pending, or to the best knowledge and belief of Seller, threatened against Seller that materially or adversely affects the Assets. Seller further warrants and represents that there is no outstanding judgment, decree or order against Seller that affects the Assets in any way.
     3.6  Sheep Hill.

  3.6.1 Seller has the right to mine and extract five million cubic yards of complex mineral cinders from a cinder deposit known  as  Sheep Hill (the "Sheep Hill Cinder").  Seller  has  an
agreement with a third party to perform the extraction of the Sheep Hill Cinder based substantially on prevailing market conditions for the extraction and delivery of cinder at that time. The Agreement does not require Seller to use the third party to accomplish the extraction of the Sheep Hill Cinder.

3.6.2 Seller's right to mine and extract the Sheep Hill Cinder and the agreement to accomplish its extraction are legally transferable to Buyer without the need for any third party consent. Upon transfer, all right, title and interest in the Sheep Hill Cinder and the extraction contract shall be vested in Buyer.
     3.7  Property Abutting Sheep Hill.

  3.7.1 Seller owns the industrial lot of approximately three acres of land described in Schedule 1.1 (the "Empire Avenue
Property"), which is adjacent to Sheep Hill and contains a right of access to the Sheep Hill Cinder.

3.7.2 Seller owns fee simple title to the Empire Avenue Property, free and clear of all restrictions, liens, easements, mortgages, covenants, exceptions and restrictions of any kind, Uniform Commercial Code financing statements, security interests and other encumbrances. Seller has full power to effect the transfer of the Empire Avenue Property to Buyer, and upon transfer, Buyer will become the true and legal owner of the Empire Avenue Property, free and clear of all restrictions, liens, easements, mortgages, covenants, exceptions and restrictions of any kind, Uniform Commercial Code financing statements, security interests and other encumbrances.
     3.8  Cochrane Hill.

 3.8.1 Seller has ten contiguous good, legal and valid mining claims for complex minerals (the "Claims") encompassing approximately 1,540 acres of land and approximately 483 million cubic yards of complex mineral cinders governed by the Bureau of Land Management (the "BLM") known as "Cochrane Hill". The Claims were quit-claimed to Seller from Seller's predecessors in interest.

3.8.2 Seller and its predecessors in interest have had the Claims for approximately four-and-one-half years, and Seller has been working diligently towards applying for a mining patent (the "Cochrane Hill Patent"), which patent, when obtained, will permit Seller to mine the Cochrane Hill property and obtain de facto legal ownership of such property. Following Seller's transfer of the Claims in Cochrane Hill to Buyer as contemplated by this Agreement, Buyer will be entitled to apply for the Cochrane Hill Patent five years after Seller's predecessors in interest obtained the Claims. All such Claims of Seller's predecessors in interest will be five or more years old by no later than July 18, 2002.

3.8.3 Seller has met all federal, state and county requirements for filing the Claims and has properly recorded the Claims with all appropriate governmental agencies, including, without limitation, the county in which the claims are located and the Arizona BLM office.

3.8.4 Within 60 days of obtaining the ten earlier claims, the appropriate documents transferring ownership interest of the Claims to Seller were filed with all appropriate governmental agencies, including, without limitation. the county in which the Claims are located and the Arizona BLM office.

3.8.5 Seller has conducted its operations with a view toward applying for the Cochrane Hill Patent, and to the Seller's knowledge, there are no known impediments that would prevent Seller from transferring the Claims to Buyer pursuant to this Agreement. The Claims, as consolidated, may be transferred to Buyer in accordance with all applicable laws, and upon transfer as contemplated by this Agreement, Buyer shall succeed to Seller's legal rights with regard to the Claims without the consent of any governmental entity.

3.8.6 The transfer of Seller's Claims to Buyer pursuant to this Agreement will not result in any defect or cause any delay in Buyer's ultimate application for and perfection of the Cochrane Hill Patent.

3.9 Environmental Compliance. With respect to any properties in which Seller has or upon perfection would have an interest subjecting it (or its successor) to compliance with Environmental, Health and Safety Requirements (as defined below) (such properties herein referred to as the "Properties"), to the best of Seller's knowledge, Seller has not caused or permitted the Properties to be used to generate, manufacture, refine, transport, treat, store, handle, dispose, transfer, produce or process any Hazardous Substances (as defined below) or solid waste, except in compliance with all applicable Environmental, Health and Safety Requirements. There has been no release or disposal of any substance or material on the Properties, generation, storage or disposal of which is regulated under the Comprehensive Response, Compensation and Liability Act, 42 U.S.C.
Section 9601 et seq., or any comparable law, regulation, ordinance or order of any governmental body (including, but not limited to, any law, regulation, ordinance or order relating to the above ground or underground discharge of hydrocarbons), and no previous owner has stored, generated or disposed of any such material on the Properties. Seller has obtained (and is in compliance with) all permits, licenses and other authorizations which are required under all federal, state and local environmental requirements customarily known to and followed by owners and operators of land similar to the Properties relating to the use, treatment, storage, disposal, transport or handling of such materials. Neither Seller nor to the best of Seller's knowledge, any prior owner, occupant or user of the Properties has received any notice or other communication concerning any alleged violation of any Environmental, Health and Safety Requirements. There is not constructed, placed, deposited, stored, disposed of or located on the Properties (i) any PCBs or transformers, capacitors, ballasts or other equipment which contains dielectric fluid containing PCBs; or (ii) any insulating material containing urea formaldehyde; and the Properties are not subject to hazardous condition due to the presence of an electromagnetic field within or affecting them.

     "Hazardous Substances" includes any hazardous, explosive, radioactive or toxic substance, material or waste which is regulated by any local governmental authority, the state in which the Property is located or the United States, including, without limitation, any material or substance which is (a) defined or listed as a "hazardous waste," "extremely hazardous waste," "restricted hazardous waste," "hazardous substance," "hazardous material," "pollutant" or "contaminant" under any Environmental, Health and Safety Requirements, as defined below, (b) petroleum or a petroleum derivative, (c) a flammable explosive, (d) a radioactive material, (e) a polychlorinated biphenyl, or (f) asbestos or an asbestos derivative or urea formaldehyde.

     "Environmental, Health and Safety Requirements" shall mean all federal, state, local and foreign statutes, regulations, ordinances and other provisions having the force or effect of law, all judicial and administrative orders and determinations, all contractual obligations and all common law concerning public health and safety, worker health and safety, and pollution or protection of the environment, including, without limitation, all those relating to the presence, use, production, generation, handling, transportation, treatment, storage, disposal, distribution, labeling, testing, processing, discharge, release, threatened release, control, or cleanup of any hazardous materials, substances or wastes, chemical substances or mixtures, pesticides, pollutants, contaminants, toxic chemicals, petroleum products or byproducts, asbestos, polychlorinated biphenyls, noise or radiation, each as amended and as now or hereafter in effect.

     3.10 Asbestos and Other Dangerous Materials. The Properties contains no asbestos fire proofing or insulation or any other form of asbestos or any other type of building material which may, if not properly handled, pose a threat to the health of the building users and occupants. Seller has supplied Buyer with all reports, studies or analyses commissioned, in the possession of, or available to, Seller with regard to such materials. To the extent that trash is or has been temporarily stored on the Properties, it has been stored in garbage cans, dumpsters and
other   refuse  containers,  and  to  the  extent  cleaning   and
maintenance supplies commonly used in connection with the operation of a recycling facility are or have been stored on the Properties, said materials have been and will be properly handled so as not to constitute a hazardous condition and have been handled, stored, used and disposed of in accordance with all applicable federal, state and local laws, regulations and ordinances.

3.11 Underground Storage Tanks. The Properties do not contain any underground tanks for the storage of fuel oil, gasoline, and/or other petroleum products or by-products.

3.12 No Assessments. No assessments have been made against the Properties that are unpaid (except ad valorem taxes for the current year), whether or not they have become liens; and if, at the time of Closing, the Properties, or any part thereof shall be or shall have been affected by an assessment or assessments (other than ad valorem property taxes for the current calendar year) that are or may become payable and which are then a charge or lien, or has been paid), then for purposes of this Agreement such an assessment or assessments, including assessments (or installments thereof) which are to become due and payable after Closing, shall be deemed due and payable and to be liens against the Properties and shall be considered as liabilities of Seller as of Closing.

3.13 Intellectual Property. Seller has all right, title and interest in, a valid and binding license to use, or has the requisite permission and authority to use all of the Intellectual Property (as defined in Schedule 1.1) used in the conduct of its Business. No claim of infringement or misappropriation of Intellectual Property is or has been pending or, to the best knowledge, information and belief of Seller, threatened against Seller and, to the best knowledge, information and belief of Seller, Seller is not infringing or misappropriating any intellectual property of any person or entity. Seller has not expressly granted any license, franchise or permit in effect on the date hereof to any person to use any of Seller's Intellectual Property.

3.14 Good Title. Seller has and shall transfer to Buyer at Closing good and marketable title to the Assets, free and clear of any and all security interests, encumbrances or liens.
3.15 Totality of Assets. The Assets include all of the assets, rights and interests necessary for the proper and efficient operation of the Business. There is no known unauthorized use of the Assets or any portion thereof by any third party. The Assets and all portions thereof have not been licensed for use by third parties.

3.16 Contracts, License, Permits and Approvals. Seller has no presently existing contracts or commitments, including governmental permits, that in any way relate to the Assets that are not included in Schedule 1.1. Each contract and license to which Seller is a party is assignable and shall be assigned to Buyer. Seller is not in default under any of the contracts or commitments. Seller has no actual knowledge of any violations of law, municipal or county ordinances, or other legal requirements with respect to the Assets (or any part thereof) or with respect to the use, occupancy or construction thereof.

3.17 Financial Statements. The financial statements for Seller to be attached hereto as Schedule 3.17 comply as to form in all material respects with all applicable accounting requirements and with the published rules and regulations of the SEC with respect thereto and were prepared in accordance with generally accepted accounting principles ("GAAP") consistently applied (except as may be indicated in the notes thereto) and fairly presented, in all material respects, the financial position of Seller as at the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal, recurring audit adjustments not material in scope or amount). There have been not any changes in Seller's accounting policies or the methods of making accounting estimates or changes in estimates that are material to Seller's financial statements, except as described in the notes thereto.
3.18 No Material Adverse Change. Since the date of the financial statements referenced in Section 3.17, Seller has operated the Business only in the ordinary course and has not had any adverse change that would have a material adverse effect on the Business or the Assets (financial or otherwise), such as, but not limited to: (a) any damage, destruction or loss due to fire, flood or other condition, whether or not covered by insurance, (b) any declaration, setting aside or payment of any dividend or other distribution (whether in cash, stock or property) with respect to the capital stock of Seller, (c) any material increase or change in the compensation or benefits payable or to become payable by Seller to its employees, except in the ordinary course of business consistent with past practice, (d) any acquisition or sale of a material amount of property of Seller, except in the ordinary course of business consistent with past practice; (e) any acquisition or sale of a material amount of property of Seller, except in the ordinary course of business; (f) any material increase or modification in any bonus, pension, insurance or other employee benefit plan, payment or arrangement made to, for, or with its employees in the aggregate; (g) the granting of stock options, restricted stock awards, stock bonuses, stock appreciation rights and similar equity based awards other than consistent with Seller's past practices and which will not result in a compensation charge against earnings or the loss of deductions for federal or state income tax purposes, (h) any sale, transfer, or other disposition or agreement to sell, transfer or dispose, of any of the Business or the Assets, except as provided in this Agreement; (i) any other event or condition of any character that has not been disclosed and that has or might reasonably be expected to have a material adverse effect on the Business or the Assets (financial or otherwise); or (j) any agreement to do any of the foregoing.
3.19 Undisclosed Liabilities. Seller has no liability of any nature (whether accrued, absolute, contingent or otherwise) relating to the Business or the Assets of the type that should be reflected in financial statements (including the notes thereto) prepared as described in Section 3.17, which was not fully disclosed, reflected or reserved against in its financial statements.

     3.20 Performance. Seller warrants that at Closing, all of the Assets are in good and working condition, reasonable wear and tear excepted, and perform as demonstrated to Buyer as of the Effective Date.

     3.21 Buyer's Shares.

     3.21.1 Seller acknowledges that it has conducted whatever investigations it deems necessary or desirable and has had a full opportunity to ask questions of and has received satisfactory answers from Buyer or its representatives concerning the terms and conditions of Buyer's investment in the Shares. Judy Tayler, President of the Buyer, has made herself available to answer any and all questions Seller may have regarding Buyer. In agreeing to receive the Shares, Seller is not relying upon any representations or information made or presented by Buyer, or by Judy Tayler, which it has not independently verified to its satisfaction, other than those representations and warranties in
Section 4 below.

3.21.2 Seller recognizes that an investment in Buyer involves substantial risk. Seller represents that there have been no representations, guarantees, or warranties made by Buyer with respect to:

    3.21.2.1 the approximate length of time the undersigned will be required to remain as owner of the Restricted Shares acquired in connection with this Agreement;

3.21.2.2 the percentage of profit and/or amount or type of consideration, profit or loss (including tax benefits) to be realized, if any, as a result of an investment; and

3.21.2.3 the possibility that the past performance or experience on the part of any affiliate of Buyer, its agents, or employees, or of any other person, might in any way indicate the predictable results of the ownership of the Restricted Shares or of the overall prospects of Buyer.

          3.21.3 Seller has received and read Buyer's Form 10-SB, as amended, filed by Buyer on October 15, 2001.

3.21.4 Seller has relied completely on the advice of, or has consulted with, its own tax, investment, legal or other advisors and has not relied on Buyer or any of its affiliates, officers, directors, attorneys, accountants or any affiliates of any thereof and each person, if any, who controls any thereof, within the meaning of Section 15 of the Securities Act of 1933, as amended (the "Securities Act"), except to the extent such advisors shall be deemed to be as such.

3.21.5 Seller is able to bear the substantial economic risks of an investment in Buyer, has no need for liquidity in such investment, could afford a complete loss of such investment and represents that the investment in Buyer is not unreasonably large when compared with Seller's total financial capability.

3.21.6 Seller is acquiring the Restricted Shares for investment and not with a view toward resale or redistribution, and Seller does anticipate any change in circumstances that would cause Seller to desire to sell the Restricted Shares or any part thereof.

3.21.7    Seller understands that:

  3.21.7.1 The Restricted Shares may not be sold, assigned, pledged or otherwise disposed of unless they are registered under the Securities Act, and applicable state laws, or an exemption from registration is available;

3.21.7.2 There might not ever be a market for the Restricted Shares;

3.21.7.3       Seller may be unable to liquidate the Restricted
Shares in the case of an emergency or otherwise.

 3.22 All representations and warranties set forth above or in any other written statement or document delivered by Seller in connection with the transactions contemplated hereby are true and correct as of the date of this Agreement and shall survive that date.

3.23 Seller understands the meaning and legal consequences of the representations and warranties contained in this Section 3, and agrees to indemnify, defend and hold harmless Buyer and each director, officer and shareholder thereof from and against any and all loss, damage or liability (including without limitation attorneys' fees) due to or arising out of a breach of any representation or warranty of the undersigned, except that Seller does not waive any rights granted to the undersigned under federal or state securities laws.

3.24 Taxpayer Identification. By executing this Agreement, Seller acknowledges, under penalty of perjury, that its taxpayer identification number furnished below is correct and that it is not subject to backup withholding either because it has not been notified that it is subject to backup withholding or because it has been notified that it is no longer subject to backup withholding.

3.25 True and Accurate Representations. No representation or warranty contained in this Agreement contains, or at Closing will contain, an untrue statement of material fact or omits or at Closing will omit to state a material fact necessary to make the statements and facts contained therein not misleading. If any event occurs which renders any of Seller's representations and warranties herein to be untrue or inaccurate in any material respect, then Seller shall notify Buyer of the event or circumstances when Seller becomes aware of it.
4.   Buyer's Representations and Warranties.

Intending to induce Seller's reliance thereon, Buyer warrants and represents to Seller as follows:

     4.1 Corporate Authority. Buyer is a corporation organized, validly existing, and in good standing under the laws of the State of Nevada. The execution and delivery to Seller of this Agreement and carrying out the provisions hereof have been duly authorized by Buyer's Board, and at Closing, Buyer shall furnish Seller duly certified copies of the authorizing resolutions of Buyer's Board.

4.2 Shares. Subject to the potential adjustments to the Shares provided by Section 1.5:

  4.2.1 The Shares consist of capital stock of Buyer and have been validly issued by Buyer and are fully paid and non-assessable.

4.2.2 Neither the execution and delivery of this Agreement by Buyer nor Buyer's consummation or performance of Seller's purchase of Shares will give any person or entity the right to prevent, delay or otherwise interfere with this purchase of Shares.

     4.3 There is no pending action, arbitration, audit, hearing, investigation or litigation that has been commenced against Buyer that challenges, or may have the effect of preventing, delaying, making illegal, or otherwise interfering with the purchase of Shares.

4.4 Provisions of Federal and State Laws. THE SHARES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT, NOR UNDER ANY STATE SECURITIES LAWS. AN INVESTMENT IN SUCH SHARES HAS NOT BEEN APPROVED BY THE SECURITIES AND EXCHANGE COMMISSION OR BY ANY STATE SECURITIES COMMISSION OR SIMILAR BODY. ANY REPRESENTATION TO THE CONTRARY IS UNLAWFUL. THE SHARES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OR ANY SIMILAR STATE STATUTE AND, ACCORDINGLY, MAY NOT BE SOLD OR TRANSFERRED EXCEPT IN A TRANSACTION EXEMPT UNDER THE SECURITIES ACT (AND ANY APPLICABLE STATE LAWS) OR PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT (AND ANY APPLICABLE STATE LAWS) OR IN A TRANSACTION OTHERWISE IN COMPLIANCE WITH THE SECURITIES ACT (AND ANY APPLICABLE STATE LAWS).

5.   Prohibitions on Sale; Stock Legends.

Seller agrees that in no event will it sell or distribute all or any part of the Shares unless:

     5.1 There is an effective registration statement under the Securities Act and applicable state securities laws covering any such transaction involving the Shares;

5.2 Buyer receives an opinion of Seller's legal counsel, in such form as is acceptable to Buyer, stating that such transaction is exempt from registration; or

5.3 Buyer otherwise satisfies itself that such transaction is exempt from registration.

5.4 Seller agrees that Buyer may affix its standard legends restricting transferability and pertaining to any restrictions to any stock certificates issued pursuant to this Agreement.

6.   Registration Rights.

6.1 If Buyer at any time proposes for any reason to register its common stock under the Securities Act (other than on Form S-4 or Form S-8 promulgated under the Securities Act or any successor forms thereto), it shall promptly give written notice to each shareholder of each Share issued and outstanding pursuant to this Agreement or any other security of Buyer issued with respect to such Shares that is issuable or ultimately convertible into common stock of Buyer (the "Registrable Shares") of its intention so to register its common stock, and upon the written request, given within 30 days after delivery of any such notice by Buyer, of any shareholder of Seller to include in such registration Registrable Shares (which request shall specify the number of Registrable Shares proposed to be included in such registration), Buyer shall use its commercially reasonable best efforts to cause all such Registrable Shares to be included in such registration on the same terms and conditions as the securities otherwise being sold in such registration; provided that if, at any time after written notice of its intention to register any offering of securities and prior to the effective date of the registration statement filed in connection with such registration, Buyer will determine for any reason either not to register or to delay registration of such securities, Buyer may, at its election, give written notice of such determination to each shareholder of Buyer and, thereon, (i) in the case of a determination not to register, will be relieved of this obligation to register any Registrable Securities in connection with such registration (but not from the obligation to pay the registration expenses in connection therewith), and (ii) in the case of a determination to delay registering, will be permitted to delay registering any Registrable Securities, for the same period as the delay in registering such other securities. Buyer will pay all registration expenses in connection with each registration of Registrable Shares. The right provided the holders of the
Registrable Shares pursuant to this section are attached to the Registrable Shares and will be exercisable at their sole discretion upon Closing of this Agreement. Prior to any sale pursuant to the right granted hereunder any security of Buyer pertaining to Registrable Shares that is not of the class of common stock of Buyer registered under the Securities Exchange Act of 1934 shall be exercised, converted or otherwise exchanged into such common stock of Buyer.

6.2 If the managing underwriter of an underwritten offering contemplated by section 5.1 informs Buyer and the holders of Registrable Shares of its belief that the inclusion of Registrable Shares proposed to be included in such registration would interfere with the successful marketing (including pricing) of the shares proposed to be registered by Buyer, then Buyer will include in such registration, to the extent of the number that Buyer is advised can be sold in the offering: first, securities proposed by Buyer to be sold for its own account; and second, the Registrable Shares requested to be included in the registration, pro rata based upon the number of shares of such securities so proposed to be sold and so requested to be included; provided, however, the holders of Registrable Shares will have priority to all shares sought to be included by officers and directors of Buyer as well as holders of ten percent (10%) or more of Buyer's common stock.

6.3 In connection with any registration of an offering, the shareholders that desire to sell Registrable Shares shall designate one counsel for selling shareholders who shall be authorized to represent the interests of the selling shareholders with respect to Buyer and the underwriter in connection with the offering. If the selling shareholders are unable to designate one counsel after a reasonable period of time, Buyer may solicit suggestions for such counsel from the selling shareholders (no more than one suggestion per shareholder), and select one counsel from among those suggested, and the selection of such counsel shall be binding on the shareholders. The fees and expenses of counsel for the selling shareholders shall be paid by the selling shareholders.

6.4 If and whenever Buyer is under an obligation pursuant to the provisions of this Section to use its best efforts to effect the registration of any Registrable Shares, Buyer shall, as expeditiously as practicable:

     6.4.1 prepare and file with the SEC (the "Commission") a registration statement or amendments thereto, to effect such registration (including such audited financial statements as may be required by the Securities Act or the rules and regulations promulgated thereunder) and thereafter use its commercially reasonable best efforts to cause a registration statement that registers such Registrable Shares to become and remain effective for a period of 90 days or until all of such Registrable Shares have been disposed of (if earlier); provided, however, that before filing such registration statement or amendments thereto, Buyer will furnish to the counsel selected by the selling shareholders copies of all such documents proposed to be filed;

6.4.2 prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective for at least a period of 90 days or until all of such Registrable Shares have been disposed of (if earlier) and to comply with the provisions of the Securities Act with respect to the sale or other disposition of such Registrable Shares;

6.4.3     notify, in writing, each selling shareholder promptly
(A) of the receipt by Buyer of any notification with respect to any comments by the Commission with respect to such registration statement or prospectus or any amendment or supplement thereto or any request by the Commission for the amending or supplementing thereof or for additional information with respect thereto, (B) of the receipt by Buyer of any notification with respect to the issuance by the Commission of any stop order suspending the effectiveness of such registration statement or prospectus or any amendment or supplement thereto or the initiation or threatening of any proceeding for that purpose and (C) of the receipt by Buyer of any notification with respect to the suspension of the qualification of such Registrable Shares for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose;

6.4.4 use its best efforts to register or qualify such Registrable Shares under such other securities or "blue sky" laws of such jurisdictions as each selling shareholder reasonably requests and do any and all other acts and things which may be reasonably necessary or advisable to enable selling shareholders to consummate the disposition in such jurisdictions of the Registrable Shares owned by such selling shareholders; provided, however, that Buyer will not be required to qualify generally to do business, subject itself to general taxation or consent to general service of process in any jurisdiction where it would not otherwise be required so to do but for this paragraph;

6.4.5 furnish to each selling shareholder such number of copies of a summary prospectus or other prospectus, including a preliminary prospectus, in conformity with the requirements of the Securities Act, and such other documents as such selling shareholder reasonably requests in order to facilitate the public sale or other disposition of such Registrable Shares;

6.4.6 notify on a timely basis each selling shareholder, at any time when a prospectus relating to such Registrable Shares is required to be delivered under the Securities Act within the appropriate period mentioned in Section 6.4.1, of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing and, at the request of such selling shareholder, prepare and furnish to such selling shareholder a reasonable number of copies of a supplement to or an amendment of such prospectus as may be necessary so that as thereafter delivered to the offerees of such shares, such prospectus shall not include any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein or necessary to make the statements therein not misleading in light of the circumstances then existing;

6.4.7 make available for inspection by any selling shareholder, any underwriter participating in any disposition pursuant to such registration statement and any attorney, accountant or other agent retained by any such selling shareholders or underwriter (collectively, the "Inspectors"), all pertinent financial and other records, pertinent corporate documents and properties of Buyer (collectively, the "Records"), as shall be reasonably necessary to enable them to exercise their due diligence responsibility, and cause Buyer's officers, directors and employees to supply all information (together with the Records, the "Information") reasonably requested by any such Inspector in connection with such registration statement. Any of the Information which Buyer determines in good faith to be confidential, and of which determination the Inspectors are so notified, shall not be disclosed by the Inspectors unless (A) the disclosure of such Information is necessary to avoid or correct a misstatement or omission in the registration statement, (B) the release of such Information is ordered pursuant to a subpoena or other order from a court of competent jurisdiction or (C) such Information has been made generally available to the public. The selling shareholder agrees that it will, upon learning that disclosure of such Information is sought in a court of competent jurisdiction, give notice to Buyer and allow Buyer, at Buyer's expense, to undertake appropriate action to prevent disclosure of the Information deemed confidential;

6.4.8 otherwise use its commercially reasonable best efforts to comply with all applicable rules and regulations of the Commission, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first full calendar month after the effective date of such registration statement, which earnings statement will satisfy the provisions of Section 11(a) of the Securities Act and Rule 158 thereunder;

6.4.9 use its commercially reasonable best efforts to list all Registrable Shares covered by the registration statement on any securities exchange on which any of the Registrable Shares are then listed; and

6.4.10 use its commercially reasonable best efforts to take all other steps necessary to effect the registration of such Registrable Shares contemplated hereby.

     6.5 All expenses incurred by Buyer in complying with this Section, including, without limitation, all registration and filing fees (including all expenses incident to filing with the NASD), fees and expenses of complying with securities and "blue sky" laws, printing expenses, fees and expenses of Buyer's counsel and accountants, shall be paid by Buyer; provided, however, that all underwriting discounts and selling commissions applicable to the Registrable Shares shall not be borne by Buyer but shall be borne by the selling shareholder thereof, in proportion to the number of Registrable Shares sold by such selling shareholder.

6.6 In connection with any registration of any Registrable Shares under the Securities Act pursuant to this Agreement, Buyer shall indemnify and hold harmless each selling shareholder, each underwriter broker or any other person acting on behalf of such selling shareholder and each other person, if any, who controls any of the foregoing persons within the meaning of the Securities Act against any losses, claims, damages or liabilities, joint or several (or actions in respect thereof), to which any of the foregoing persons may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon an untrue statement or alleged untrue statement of a material fact contained in the registration statement under which such Registrable Shares were registered under the Securities Act, any preliminary prospectus or final prospectus contained therein or otherwise filed with the Commission, any amendment of supplement thereto or any document incident to registration or qualification of any Registrable Shares, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading or, with respect to any prospectus, necessary to make the statements therein in light of the circumstances under which they were made not misleading, or any violation by Buyer of the Securities Act or state securities or "blue sky" laws applicable to Buyer and relating to action or inaction required of Buyer in connection with such registration or qualification under such state securities or "blue sky" laws; and shall reimburse such selling shareholder, such underwriter, such broker or such other person acting on behalf of such selling shareholder and each such controlling person for any legal or other expenses reasonably incurred by any of them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that Buyer shall not be obligated to indemnify in any such case to the extent that any such loss, claim, damage, liability or action arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission made in said registration statement, preliminary prospectus, final prospectus, amendment, supplement or document incident to registration or qualification of any Registrable Shares in reliance upon and in conformity with written information furnished to Buyer by such selling shareholder or underwriter specifically for use in the preparation thereof.

6.7 In connection with any registration of Registrable Shares under the Securities Act pursuant to this Agreement, each selling shareholder shall indemnify and hold harmless (in the same manner and to the same extent as set forth in the preceding paragraph of this Section) Buyer, each director of Buyer, each officer of Buyer who shall sign such registration statement, each underwriter, broker or other person acting on behalf of such selling shareholder, each person who controls any of the foregoing person within the meaning of the Securities Act and each other selling shareholder under such registration statement with respect to any statement or omission from such registration statement, any preliminary prospectus or final prospectus contained therein or otherwise filed with the Commission, any amendment or supplement thereto or any document incident to registration or qualification of any Registrable Shares, if such statement or omission was made in reliance upon and in conformity with written information furnished to Buyer or such underwriter by such selling shareholder specifically for use in connection with the preparation of such registration statement, preliminary prospectus, final prospectus, amendment, supplement or document; provided, however, that the maximum amount of liability in respect of such indemnification shall be limited, in the case of each selling shareholder who is not then an officer of Buyer, to an amount equal to the net proceeds actually received by such selling shareholder from the sale of Registrable Shares effected pursuant to such registration.

6.8 Promptly after receipt by an indemnified party of notice of the commencement of any action involving a claim referred to in the preceding paragraphs of this Section, such indemnified party will, if a claim in respect thereof is made against an indemnifying party, give written notice to the latter of the commencement of such action. In case any such action is brought against an indemnified party, the indemnifying party will be entitled to participate in and to assume the defense thereof, jointly with any other indemnifying party similarly notified to the extent that it may wish, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party shall not be responsible for any legal or other expenses subsequently incurred by the latter in connection with the defense thereof, provided, however, that if any indemnified party shall have reasonably concluded that there may be one or more legal or equitable defenses available to such indemnified party which are additional to or conflict with those available to the indemnifying party, or that such claim or litigation involves or could have an effect upon matters beyond the scope of the indemnity agreement provided in this Section, the indemnifying party shall not have the right to assume the defense of such action on behalf of such indemnified party and such indemnifying party shall reimburse such indemnified party and any person controlling such indemnified party for that portion of the reasonable fees and expenses of any counsel retained by the indemnified party which is reasonably related to the matters covered by the indemnity agreement provided in this Section.

6.9 If the indemnification provided for in this Section is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to any loss, claim, damage, liability or action referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party hereunder, shall contribute to the amounts paid or payable by such indemnified party as a result of such loss, claim, damage, liability or action in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of the indemnified party on the other in connection with the statements or omissions which resulted in such loss, claim, damage, liability or action as well as any other relevant equitable considerations; provided, however, that the maximum amount of liability with respect to such contribution shall be limited, in the case of each selling shareholder who is not then an officer of Buyer, to any amount equal to the net proceeds actually received by such selling shareholder from the sale of Registrable Shares effected pursuant to such registration. The relative fault of the indemnifying party and of the indemnified party shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact related to information supplied by the indemnifying party or by the indemnified party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.
6.10 Each selling shareholder shall furnish to Buyer such written information regarding such selling shareholder and the distribution proposed by such selling shareholder as Buyer may reasonably request in writing and as shall be reasonably required in connection with any registration, qualification or compliance referred to in this Agreement and shall enter into such customary agreements (including an underwriting agreement in customary form).

7.   Agreements to be Performed After Closing.

     7.1 Appointment to Board of Directors. Immediately following the Closing Date, Buyer's Board of Directors shall amend its Bylaws to expand its Board of Directors to three (3) in number; shall appoint William J. Pierson as a member of the Board of Directors; and shall appoint one additional member to the Board of Directors, such additional member to be named by William J. Pierson.

7.2 Name Change. Immediately following the Closing Date, Buyer shall take steps to amend its Articles of Incorporation to change its name to Bio-Ag International Inc.

7.3 Increase of Authorized Capital; Stock Split. Immediately following the Closing Date, Buyer shall take steps to amend its Articles of Incorporation to increase its authorized capital stock to at least 100,000,000 shares and to split its common stock on a ten for one basis.

7.4 Employment Contract. Following the Closing Date, Buyer shall enter into a three-year employment contract with William J. Pierson containing such terms as William J. Pierson and Buyer shall agree upon.
7.5 Private Placement. Following the Closing Date, Buyer shall conduct a minimum $3,000,000 private placement offering of its common stock.

7.6 Transfer of Assets. The Closing confirms Buyer's equitable ownership of or right to use (as the case may be) all of the Assets. Following the Closing Date, Seller shall cooperate with Buyer to effect the legal transfer, assignment, conveyance or other hypothecation of legal ownership of or the right to use (as the case may be) the Assets. Time is of the essence in accomplishing the transfers contemplated by this Section 7.5. Seller specifically agrees to execute such documents or accomplish such other evidences as may be necessary to vest title or right to use in Buyer (to the greater of the full extent of Seller's interest in the Assets or representations of interest in the Assets contained herein). In the event it is determined that Seller may not transfer some of the Assets without material impairment of their utility, Seller hereby agrees to cooperate with Buyer to structure the transfer of such Assets in such a manner that Buyer determines, in its sole discretion, will minimize any impairment of such Asset's utility. For purposes of accomplishing the transfers contemplated by this Section 7.5 Seller hereby appoints Buyer as its attorney to execute such documents or accomplish such other evidences as may be necessary to vest title or right to use in Buyer.

7.7 FIRPTA Affidavits. Seller shall deliver to Buyer affidavits in form and substance satisfactory to Buyer regarding Seller's citizenship for purposes of real property transfers.

     7.8 Delivery of Audited Financial Statements. Seller shall deliver to Buyer audited financial statements within five days of Closing. If, in Buyer's sole and absolute discretion, such Financial Statements, as delivered, are not acceptable, Buyer may cancel and rescind this Agreement and cancel the Shares issued to Buyer pursuant to this Agreement.

7.9 Seller's Further Assurances. From time to time, whether at or after the Closing and without further consideration, and in each instance subject to the power of attorney granted in Section
7.5, Seller shall:

          7.9.1 Execute and deliver to Buyer such bills of sale, assignments, and such other instruments as may reasonably be required to carry out the intent and purpose of this Agreement to transfer to Buyer of all of the Assets.

7.9.2 Deliver to Buyer such other data, papers and information as may be requested by Buyer to assist Buyer in the use of Seller's Assets.

7.9.3 Deliver to Buyer appropriate original instruments of consent or waiver executed by third parties with respect to all contract rights being transferred to Buyer hereunder in order more fully to effect transfer of the Assets, including, without limitation, consents by all appropriate governmental agencies, if any.

8.   Closing Obligations.

     8.1 Seller's Obligations at Closing. At Closing, Seller shall execute and deliver to Buyer:

          8.1.1 Possession of the originals of all the Assets or documents related thereto, and all copies thereof; it being understood and agreed that no Assets, as defined in this Agreement, or any portion thereof shall remain in the possession or control of Seller after Closing;

8.1.2 True and correct copies of resolutions duly accepted by Seller's Board and stockholders entitled to vote hereon confirming this Agreement, authorizing and carrying out all transactions contemplated herein and the execution and delivery by Seller of all instruments then or thereafter required to do so; said resolutions to be duly certified by the Secretary of Seller;

8.1.3 Such other instruments and documents as may be elsewhere herein required; and

8.1.4 A certificate signed by the President of Seller, dated the Closing Date, certifying that all of Seller's representations and warranties set forth in this Agreement continue to be true on the Closing Date as if originally made on such date, except to the extent otherwise expressly provided or permitted in this Agreement.

     8.2 Buyer's Obligations at Closing. At Closing, Buyer shall execute and deliver to Seller:

          8.2.1     The Shares as provided for herein;

8.2.2 True and complete copies of resolutions duly adopted by Buyer's Board duly certified by the Secretary or President of Buyer, which provide all necessary corporate authorization for the execution and carrying out of this Agreement and the provisions hereof; and

8.2.3 A certificate signed by the President of Buyer, dated the date of Closing, certifying that all representations and warranties set forth in this Agreement continue to be true on the Closing Date as if originally made on such date and the fulfillment of the covenants and agreements as of the Closing.

9.   Specific Performance.

Seller acknowledges that the Assets are unique and recognizes and affirms that in the event of a breach of this Agreement by Seller, money damages may be inadequate and Buyer may have no adequate remedy at law. Accordingly, Seller agrees that Buyer shall have the rights, in addition to any other rights and remedies existing in its favor, to enforce its rights and Seller's obligations hereunder not only by an action or actions for damages but also by an action or actions for specific performance, injunctive and/or other equitable relief.

10.  Miscellaneous.

     10.1 Applicable Law. This Agreement and all rights hereunder shall be governed by, and interpreted in accordance with, the laws of the State of Nevada. The parties hereby submit to the
nonexclusive  jurisdiction of the State of Nevada.   The  parties
hereby submit to the nonexclusive jurisdiction of the courts of the State of Nevada and of the federal district courts in Nevada with respect to any action or legal proceeding commenced by any person or entity relating to or arising out of this Agreement, the Seller's Business (whether or not still owned by Seller), and consents to the service of process in any such action or legal proceeding by means of registered or certified mail, return receipt requested, in care of the address set forth below on the signature page or such other address as a party shall furnish in writing to the other.

10.2 Counterparts and Facsimile Signature. This Agreement may be signed in counterparts, all of which when taken together shall constitute a single executed document. Signatures transmitted by facsimile shall be deemed valid execution of this Agreement binding on the parties.

10.3 Entire Agreement; Amendment. This Agreement constitutes the entire agreement among the parties concerning the subject matter of this Agreement, and it supersedes any prior oral or written agreements between the parties. This Agreement may not be amended except by a written agreement signed by the party against which enforcement is sought.

10.4 Survival. All representations, warranties and covenants shall survive the Closing of this Agreement shall be binding upon Seller and Seller's successors and assigns.

10.5 Waiver. The failure of a party to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver thereof or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.

10.6 Assignment. Subject to the limitations below, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. This Agreement is personal in nature and shall not be assigned by any party without the express written consent of the other.
10.7 Attorneys' Fees. In any action at law or equity to enforce any of the provisions or rights under this Agreement, the prevailing party shall be entitled to recover from the other party or parties all of its costs, expense and reasonable attorneys' fees incurred therein by the prevailing party, including the costs, expenses and attorneys' fees incurred on appeal or in bankruptcy.

10.8 Headings. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

10.9 Notices. All notices shall be in writing and shall be deemed to have been sufficiently given or served (i) immediately, when personally delivered, (ii) within three (3) days after being deposited in the United States mail, by registered or certified mail, or (iii) within one (1) day after being deposited with a reputable overnight mail carrier which provides delivery of such mail to be traced, addressed as indicated on the signature pages below. A copy of any notice to Buyer, which shall not constitute notice thereof, shall also be provided to:

                    Ogden Murphy Wallace, P.L.L.C.
                    1601 Fifth Avenue, Suite 2100
                    Seattle, WA 98101
                    Attn:  Jim Vandeberg

              [this space intentionally left blank]















     IN WITNESS WHEREOF, the undersigned has executed and delivered this Agreement as of the date first written above.

SELLER:
AGRA-TECHNOLOGIES INCORPORATED

By:  /s/ William J. Pierson
Name:  William J. Pierson
Its:   President

Taxpayer ID No.     86-0912521

Address:            5800 N. Dodge Ave.
               Bldg. -  A
               Flagstaff, AZ 86004

Telephone:          (928) 526-2275

BUYER:
PERU PARTNERS LTD.

By:  /s/ Judy Tayler
Name:  Judy Tayler
Its:  President

Address:       1600 Beach Avenue, Suite 707L
               Vancouver, British Columbia, Canada V6G 1Y6


Telephone:          (604) 684-7024






                          SCHEDULE 1.1

                             ASSETS

1.   The industrial lot known as "Empire Avenue" of approximately
  3 acres, with access to a hill containing complex cinder minerals known as "Sheep Hill."

2. The rights to approximately five (5) million cubic yards of the complex mineral cinders on Sheep Hill.

3.     Any   and   all   mining  claims  of  Seller  encompassing
  approximately 1,540 acres of land currently governed by the Bureau of Land Management and known as "Cochrane Hill," along with the related research, development and improvement related to Seller's claims specifically taken with a view toward patenting those claims.

4. Seller's technology, know-how and any and all other intellectual property, of whatever nature, associated with the Business ("Intellectual Property") relating to the processing, delivery and deployment of cinder and complex minerals, whether through grinding, leaching or otherwise.

                          ENCUMBRANCES


1. The Empire Avenue industrial lot is encumbered by deeds of trust in the following amounts: $125,000, $250,000 and $207,500. These deeds of trust cover what is listed in Agra-Technology's financial statements as debt owed by Agra-Technologies to Joe Guay and to Aztec Holding Company Corp./Agramate Resources Corp.
  The   total  indebtedness  is  approximately  $393,750;   Agra-
  Technologies is not in default in any payments.





EXHIBIT C


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                     __________________

                         FORM 8-K/A
                       AMENDMENT NO. 1

                       CURRENT REPORT
  Pursuant to Section 13 or 15(d) of the Securities Act of
                            1934



Date of Report (Date of earliest event reported): December 7, 2001


                    Peru Partners, Ltd.
   (Exact name of registrant as specified in its charter)


      Nevada              000-32811             76-0616472
 (State or other         (Commission         (I.R.S. Employer
   Jurisdiction         File Number)        Identification No.)
of incorporation)




5800 N. Dodge Ave. Bldg. A, Flagstaff, Arizona         86004
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (928) 526-2275


EXPLANATORY NOTE:

THIS AMENDMENT NO. 1 TO OUR FORM 8-K FILED DECEMBER 21,
2001, DISCLOSES A STOCK SPLIT CALLED FOR IN THE ASSET
PURCHASE AGREEMENT PREVIOUSLY DISCLOSED IN ITEM 2 OF THE
FORM 8-K.  THIS AMENDMENT NO. 1 ALSO INCLUDES A DISCLOSURE
REGARDING A FURTHER MATERIAL DEVELOPMENT OF OUR BUSINESS,
AND INCLUDES THE FINANCIAL STATEMENTS LISTED IN ITEM 7 OF
THE FORM 8-K.
ITEM 5.  OTHER EVENTS

Change of Board of Directors and Officers

As part of the closing of the Asset Purchase Agreement (the "Agreement") between Peru Partners, Ltd. and Agra-Technologies, Inc., Peru Partners's Board of Directors amended its Bylaws to expand its board of directors to three in number and appointed William J. Pierson, Agra-Technologies's Chief Executive Officer and President, and Carlos Wall, a former director of Agra-Technologies, to Peru Partners's Board.

Following the closing of the Agreement, Judy Tayler resigned as President of Peru Partners, and William J. Pierson was appointed as President. Judy Tayler was appointed Chief Executive Officer, Secretary and Treasurer of Peru Partners.

The appointment of William J. Pierson and Carlos Wall to Peru Partners's Board of Directors, coupled with resignations of Dorothy Mortenson and J.P. Beehner, result in a change in control at the Board of Directors' level. In addition, the appointment of William J. Pierson as
President, coupled with the resignation of Judy Tayler as President, result in a change in control at the officers' level. Ultimate control of the Company has not changed, however, because only 430,305 shares were issued in connection with the transaction, bringing Peru Partners's total outstanding shares to 4,930,305 (before the stock split described below), and Peru Partners is unaware of any sales by shareholders in connection with this transaction.

Stock Split

As called for under the Agreement, Peru Partners split its common stock on a ten-for-one basis on January 8, 2002. Under the stock split, each shareholder of record as of the end of business on December 21, 2001, was issued nine additional shares of Peru Partners' common stock for each share outstanding in the name of such shareholder. The total number of Peru Partners' issued and outstanding shares of common stock following the stock split is 49,303,050.

Technology License Agreement

On January 15, 2002, Peru Partners entered into a Technology License Agreement (the "License Agreement") with Galleon Technology & Development Corp., a Nevada corporation. Under the terms of the License Agreement, Galleon granted Peru Partners a nontransferable, nonexclusive, worldwide, irrevocable, perpetual and royalty-free license to know-how and technology for extracting platinum group metals, including platinum, palladium, rhodium, iridium and gold from raw materials (the "Technology").

The License Agreement calls for Galleon to conduct proof of process testing and scale-up pilot operation in connection with the Technology at Galleon's research and development facility in Phoenix, Arizona. Following Galleon's successful completion of the research and development phase according to agreed performance specifications, the License Agreement calls for Galleon to assume engineering and technical oversight responsibility for constructing a production line for the Technology at a production facility owned by Peru Partners in Flagstaff, Arizona. Following completion of the production facility and installation of the production line, the License Agreement calls for Galleon to oversee operation of the production line until it has operated the facility at or above certain standards for 30 consecutive days. The License Agreement standards for success are not the same as economic standards for success. Although Peru Partners believes the Technology can be developed into a profitable operating production line, scientific development is subject to a number of inherent known and unknown uncertainties, and there can be no guarantee that the Technology will be developed into a profitable operation.

The License calls for Peru Partners to pay Galleon a total of $500,000 according to a fee schedule beginning January 15, 2002 and ending March 3, 2002. Upon the occurrence of certain events in the future, Peru Partners and Galleon each have promised to issue their common stock to the other.
Peru Partners would be obligated to issue a maximum of 3,000,000 shares of its common stock to Galleon, and Galleon would be obligated to issue a maximum of 7,500,000 shares of its common stock to Peru Partners.

Forward-Looking Statements

This Amendment No. 1 on Form 8-K/A contains forward-looking statements, the accuracy of which involves risks and uncertainties. Words such as "would," "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions are used to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Amendment No. 1 on Form 8-K/A. The actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Amendment No. 1 on Form 8-K/A.

ITEM 7.  FINANCIAL STATEMENTS, PRO FORMA INFORMATION AND
EXHIBITS

Financial Statements

The   following  audited  financial  statements   of   Agra-
Technologies are provided pursuant to Regulation  S-B,  Item
310(c) under the Securities Act of 1933, as amended:

     Independent Auditor's Report dated January 15, 2002

  Consolidated  Balance  Sheets as  of  October  31,    2001
  (unaudited) and as of April 30, 2001 and 2000

  Consolidated Statements of Operations for the six months ended October 31, 2001 (unaudited) and October 31, 2000 (unaudited), for the years ended April 30, 2001 and 2000, and for the period from May 1, 1998 (inception) to October 31, 2001

  Consolidated Statements of Cash Flows for the six months ended October 31, 2001 (unaudited) and October 31, 2000 (unaudited), for the years ended April 30, 2001 and 2000, and for the period from May 1, 1998 (inception) to October 31, 2001

  Consolidated Statement of Stockholders' Equity for the years ended April 30, 2001 and 2000

     Notes to Consolidated Financial Statements

Pro Forma Financial Information

The pro forma financial statements set forth above serve as the pro forma financial statements required by Regulation S-B, Item 310(d) as Peru Partners' financial information taken as a whole is immaterial to that of Agra-Technologies'.

Exhibits

Exhibit No.         Description
   2.1*         Asset Purchase Agreement dated December 7, 2001
   4.1**        Sample Stock Certificate
   10.1         Technology License Agreement

* Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on December 21, 2001.

** Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on May 29, 2001.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              PERU PARTNERS, LTD.

  January    , 2002                By:  /s/ William J. Pierson
            (Date)               Name: William J. Pierson
                                   Its:      President







                        EXHIBIT INDEX


Exhibit No.         Description
   2.1*   Asset Purchase Agreement dated December 7, 2001
   4.1**  Sample Stock Certificate
   10.1   Technology License Agreement

* Incorporated by reference from the Form 8-K filed with the Securities and Exchange Commission on December 21, 2001.

** Incorporated by reference from the Form 10-SB filed with the Securities and Exchange Commission on May 29, 2001.















EXHIBIT 10.1

                  TECHNOLOGY LICENSE AGREEMENT

     This Technology Agreement ("Agreement") is entered into as of this 15th day of January, 2002, between Galleon Technology & Development Corp., a Nevada corporation ("Licensor") and Peru Partners, Ltd., a Nevada corporation to be renamed Agra-Tech Incorporated. ("Licensee").

      In consideration of the mutual agreements hereinafter set forth, the parties represent, warrant and agree as follows:

     1.   Technology License

    a. License. Licensor grants to Licensee and its Affiliates a nontransferable, nonexclusive, worldwide, irrevocable, perpetual, royalty-free license ("License") to know-how and technology, whether in the form, now or hereafter, of patent, copyright, trade secret, proprietary information, trademark or other legally enforceable proprietary right, for extracting platinum group metals, including platinum, palladium, rhodium, iridium and gold from raw materials, including any improvements, updates, enhancements, derivative processes or other modifications to the know-how and technology that may be made by Licensor (collectively, the "Technology"). In exchange for the License, the fees specified in Section 3 of this Agreement shall be paid. The cash component of the fees to be paid to Licensor under Section 3 shall be used by Licensor to further develop the Technology at its research and development facility located in Phoenix, Arizona, generally as specified in Exhibit A hereto.

    b. Affiliates. Any Affiliate of Licensee may license the Technology by executing a letter agreement that binds the Affiliate to the terms and conditions of this Agreement. Licensor shall not charge such Affiliate any additional fees in connection with such license. For purposes of this Agreement, "Affiliate" shall have the meaning assigned to that term under regulations promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Except as permitted above, Licensee may not sub-license the Technology under this License.
     c. Ownership of Improvements by Licensee. Except as otherwise provided herein, Licensee shall retain all right, title and interest (including copyright, patent, trade secret and other proprietary rights) in any improvements, updates, enhancements, derivative processes or other modifications Licensee makes to the Technology (the
"Enhanced Technology"). Any such improvements, updates, enhancements, derivative processes or other modifications of the Technology by Licensee during the period beginning on the Installation Date (as defined below) and continuing for one year thereafter shall be known as the "Enhanced Technology". Licensee grants to Licensor a transferable, nonexclusive, worldwide, irrevocable, perpetual, royalty-free license in the Enhanced Technology.

     2.   Testing, Development and Acceptance of Technology.

     a. Licensor shall conduct proof of process testing and scale-up pilot operation (the "Development") in connection with the development of the Technology at its research and development facility. Such Development shall result in a process that meets the performance specifications and other requirements set forth in the specifications letter (the "Specifications Letter") to accompany this Agreement.

     b. Following successful completion of the Development according to the parameters set forth in the Specifications Letter, or earlier as Licensee shall see fit, Licensor shall assume engineering and technical oversight responsibility for constructing a production line at a production facility owned by Licensee in Flagstaff, Arizona. Licensor's duties shall include, but not be limited to, engineering of the production line and facility, creation of drawings for the production line and facility, specification of standards and tolerances, technical and installation oversight, performance of appropriate inspections and such other testing of the production line and facility from time to time as would reasonably be performed in accordance with industry standards. Licensee shall pay costs associated with the construction of the production facility and production line, materials, labor and equipment, but Licensee shall not be responsible for costs (direct or incidental) of engineering and oversight, including labor, materials, tools and equipment provided by Licensor.
      c. Following completion of the production facility and installation of the production line (the "Installation
Date"), Licensor shall oversee operation of the production line at Licensee's production facility until such time as Licensor shall have operated the production facility at or above the standards set forth in a letter (the "Operating Standards Letter") accompanying this Agreement for a period of 30 consecutive days.
     d. If (i)(A) Licensor does not successfully complete the Development and deliver the production line as required by this Section 2 and the Specifications and Operating
Standards Letters, and (B) Licensee does not agree to continue funding Licensor's research, then (ii)(A) Licensor shall be liable to Licensee for the value of all equipment, lab research items and other materials purchased with Licensee's funds, and (B) Licensee shall be entitled to take and liquidate any equipment and other salvageable assets at or used at Licensor's research and development facility where the Development took place that were purchased with funds provided by Licensee.
     3.   License Fees

     a.   Licensee shall pay to Licensor the sum of Five Hundred
Thousand Dollars ($500,000), according to the following schedule:

               Date                     Amount
               January 15, 2002              $100,000
               February 2, 2002              $100,000
               February 16, 2002             $150,000
               March 3, 2002                 $150,000
     b.   Monetary Default

     i. Event of Default. The failure of Licensee to make any of the required payments under Section 3(a) when due and payable shall constitute an "Event of Default."

     ii. Opportunity to Cure. In the event of an Event of Default, Licensor may deliver written notice to Licensee, and following receipt of such written notice, Licensee shall then have five (5) Banking Days (as defined below) to cure the Event of Default. If Licensee fails to cure such Event of Default within the 5-day cure period, then Licensee shall be deemed in "Monetary Default" so long as such event continues.

     iii. Remedies. If Licensee is in Monetary Default during any time such Monetary Default is continuing:
(1) Licensor may declare any and all required payments due from Licensee under Section 3(a) due and payable in whole immediately without further notice of any kind to Licensee; and

(2) Licensor may sue Licensee on the payments required under Section 3(a).
(3) Licensor may tender to Licensee any remaining Licensor shares to be issued under this Section 3, and upon such tender Licensee shall be obligated to issue to Licensor any remaining Licensee shares to be issued under this Section 3.
     c. By no later than March 3, 2002, Licensor shall issue to Licensee 2,500,000 shares of its common stock.

     d.   At such time as a public market for trading the common
stock   of   Licensee  develops,  and  for   no   additional
consideration hereunder, Licensor and Licensee each shall issue and deliver to the other:

     i.   Licensor shall issue and deliver an additional
2,500,000 shares of its common stock to Licensee; and

     ii. Licensee shall issue and deliver 1,500,000 shares of its common stock to Licensor.
     e.   At such time as a public market for trading the common
stock   of   Licensor  develops,  and  for   no   additional
consideration hereunder, Licensor and Licensee each shall issue and deliver to the other:

     i.   Licensor shall issue and deliver an additional
2,500,000 shares of its common stock to Licensee; and

     ii. Licensee shall issue and deliver an additional 1,500,000 shares of its common stock to Licensor.
     f. If Licensor receives a buyout offer from a third party prior to such time as a public market for trading the common stock of Licensor develops, and if Licensor and Licensee mutually agree on the terms of any such offer, the shares to
be   issued   and   delivered  to  Licensor  and   Licensee,
respectively, as consideration under Sections 3(c), (d)  and
(e) of this Agreement, shall be issued and delivered to Licensor and Licensee immediately prior to closing of the buyout.

     4.   Cooperation

     a. In connection with this Agreement, Licensor shall take steps to appoint William Pierson to its Board of Directors, and Licensee shall take steps to appoint Ron Weidner to its Board of Directors.

     b. From time to time, Licensor shall provide ongoing consulting, technical and oversight assistance to Licensee for Licensee's production facility. Because the background and knowledge regarding the Technology is unique and irreplaceable, Licensor's duty to Licensee under this section shall include making a qualified Galleon technician available for such assistance, and ultimate responsibility for providing all necessary and appropriate assistance shall be non-delegable. Licensor shall be available to provide such assistance for (i) two weeks per month during Licensee's first year of operation of the production line;
(ii) one week per month for the second year of operation of the production line; and thereafter as reasonably requested by Licensee. As compensation for its services, for each full week actually worked, Licensee shall pay Licensor $7,500 per week for the first year, $7,500 per week for the second year, and $150.00 per hour for any years Licensee receives the benefit of Licensor's services beyond the second year. Licensee may request additional assistance from Licensor beyond what is specified above during the first two years of operation of the production line at a rate of $5,000 per week.

     c. Until September 30, 2002, Licensor shall be free to make agreements with third parties with regard to the Technology that will benefit Licensor, upon the prior written consent of Licensee.
     d. Should a public market for trading the common stock of Licensor not develop by September 30, 2002, the following options shall be available to Licensee:
     i. Licensee may release Licensor from Section 4(c)'s requirement of obtaining Licensee's prior written consent before it may enter into agreements with third parties; or

     ii. Licensee may exercise a complete buyout of Licensor under terms acceptable to both parties; or
     iii. Licensee may elect to retain an ownership stake in Licensor and provide funding for implementation of
Licensor's written business plan. Net operating cash flow generated in connection with such activities would be allocated pro rata between Licensor's shareholders based on relative share ownership, provided that Licensee shall receive no less than 25% of such net operating cash flow. To the extent that distributions of cash to Licensee may be treated as returns of capital under the United States Internal Revenue Code of 1986, as amended, rather than income (whether ordinary or capital gain), Licensor shall structure such distributions to afford treatment as a return of capital without diluting Licensee's percentage interest in Licensor, including without limitation structuring distributions as pro-rata share redemptions. Ron Weidner agrees to vote his shares in Galleon as may be necessary to implement the purposes of this Section 5(d)(iii).
     e. Licensor shall keep available out of its authorized capital an adequate number of shares of common stock to provide for all issuances of shares to Licensee under this
Section   3.    Should  Licensor  amend  its   articles   of
incorporation to authorize any additional common stock or to create or authorize any additional preferred stock during
the   term   of  this  agreement,  Licensor  will   maintain
Licensee's 25% ownership position in Licensor. However, in no case will Licensor authorize more then 50,000,000 shares of common stock or additional preferred stock without the prior written consent of Licensee.

     5.   Indemnity

     a. Infringement. Licensor shall indemnify and hold harmless Licensee against any and all liability, suits, claims, losses, damages and judgments, and shall pay all costs (including reasonable attorneys' fees) and damages to the extent that such liability, costs or damages arise from a claim that the Technology, any services related to the Technology or any materials furnished by Licensor hereunder infringe any third party's patent, copyright, trade secret, proprietary information, trademark or other legally enforceable proprietary right. Licensor, at its option, may defend or settle any such action or any part thereof brought against Licensee arising from a claim that such infringement as described herein has occurred. Licensor's obligations under this Section are conditioned upon its being given (i) prompt notice of each such claim received in writing by Licensee and (ii) the right to control and direct the investigation, defense and settlement of each such claim. The provisions of this Section shall survive any termination of this Agreement.

     b. Gross Negligence, Willful Misconduct. To the fullest extent permitted by law, Licensor shall indemnify and hold harmless Licensee, its employees and agents from and against all claims, damages, and expenses (collectively "Damages"), including attorneys' fees, to the extent that such Damages arise out of, result from, or may be attributable to (i) the dishonesty of an employee of Licensor or of Licensor's subcontractors, or (ii) the gross negligence or willful misconduct of an employee of Licensor or of Licensor's subcontractors. This indemnity shall not negate, abridge, or reduce any other obligation or indemnity to which Licensee may be entitled notwithstanding this indemnity. In any and all claims against Licensee or any of its agents or employees, the indemnification obligations under this
Section 5(b) shall not be limited in any way by any limitation on the amount or type of damages, compensation or benefits payable under workers' compensation acts, disability benefit acts or other employee benefit acts.
     6.   Representations and Warranties

     a. Licensor's Representations and Warranties. Intending to induce Licensee's reliance thereon, Licensor represents and warrants to Licensee as follows:

     i.   The Licensor is duly organized, validly existing and in
good  standing  under  the  laws  of  its  jurisdiction   of
incorporation,  has  all  requisite  corporate   power   and
authority to carry on its business as now conducted and as proposed to be conducted, and is qualified to do business in,  and  is  in good standing in, every jurisdiction  where such qualification is required. The grant of the License and the  transactions contemplated by this Agreement are  within
the   corporate  powers  of  Licensor  and  have  been  duly
authorized by all necessary corporate and, if required, shareholder action. This Agreement has been duly executed and  delivered by Licensor and, when executed and  delivered by Licensee, will constitute, a legal, valid and binding obligation of Licensor, enforceable in accordance with its
terms,   subject   to  applicable  bankruptcy,   insolvency,
reorganization,   moratorium   or   other   laws   affecting
creditors'   rights   generally  and  subject   to   general
principles of equity, regardless of whether considered in a proceeding in equity or at law.

     ii. The grant of the License and the transactions contemplated by this Agreement (A) do not require any consent or approval of, registration or filing with, or any other action by, any governmental authority, except such as have been obtained or made and are in full force and effect,
(B) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of
Licensor or any order of any governmental authority, and (C) will not violate or result in a default under any indenture, agreement or other instrument binding upon Licensor or its assets.
      iii. Licensor has 30,000,000 shares authorized under its Articles of Incorporation, of which 22,500,000 are issued and outstanding. There are no options, warrants, calls, conversion rights, commitments, agreements, contracts, understandings, restrictions, arrangements or rights of any character to which Licensor is a party or by which it may be bound obligating Licensor to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of
the capital stock of Licensor or obligating Licensor to
grant, extend or enter into any such option, warrant, call, conversion right, commitment, agreement, contract, understanding, restriction, arrangement or right which would interfere with the issuance of Licensor's shares to Licensee under this Agreement. There is no pending action, arbitration, audit, hearing, investigation or litigation
that has been commenced against Licensor that challenges, or may have the effect of preventing, delaying, making illegal
or otherwise interfering with the issuance of Licensor's
shares to Licensee under this Agreement.
      iv.   Each item of the Technology is  either:
(A) owned by Licensor, (B) in the public domain, or (C) rightfully used by Licensor pursuant to a valid license or other agreement. Licensor has all rights in the Technology reasonably necessary to carry out the Development and to deliver the production line contemplated by Section 2, and has or had during the relevant period all rights in the Technology reasonably necessary to carry out Licensor's former activities.
      v.    Licensor is not, nor as a result of the
execution or delivery of this Agreement, or performance of Licensor's obligations hereunder, will Licensor be, in violation of any license, sublicense or other agreement
relating   to   the  Technology  or  of  any  non-disclosure
agreement to which Licensor is a party or otherwise bound.
      vi. The use, reproduction, modification, distribution, licensing, sublicensing, sale, or any other exercise of rights in the Technology by Company or its licensees, does not infringe any copyright, patent, trade secret, trademark, service mark, trade name, firm name, logo, trade dress, moral right, other intellectual property right, right of privacy, right of publicity or right in
personal  or  other  data  of any  person.   No  claims  (A)
challenging the validity, enforceability, or ownership by Licensor of any of the Technology or (B) to the effect that
the    use,   reproduction,   modification,   manufacturing,
distribution, licensing, sublicensing, sale or any other exercise of rights in any of the Technology by Licensor or its licensees infringes any intellectual property or other proprietary or personal right of any person, have been asserted or, to the knowledge of Licensor, are threatened by
any  person.   To  the knowledge of Licensor,  there  is  no
unauthorized use, infringement or misappropriation of any of the Technology by any third party, employee or former employee.
      b. Licensee's Representations and Warranties. Intending to induce Licensor's reliance thereon, Licensee represents and warrants to Licensor as follows:

      i.   Licensee is duly organized, validly existing and in
good  standing  under  the  laws  of  its  jurisdiction   of
incorporation,  has  all  requisite  corporate   power   and
authority to carry on its business as now conducted and as proposed to be conducted, and is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required. The grant of the License and the transactions contemplated by this Agreement are within
the   corporate  powers  of  Licensee  and  have  been  duly
authorized by all necessary corporate and, if required, shareholder action. This Agreement has been duly executed and delivered by Licensee and, when executed and delivered by Licensor, will constitute, a legal, valid and binding obligation of Licensee, enforceable in accordance with its
terms,   subject   to  applicable  bankruptcy,   insolvency,
reorganization,   moratorium   or   other   laws   affecting
creditors'   rights   generally  and  subject   to   general
principles of equity, regardless of whether considered in a proceeding in equity or at law.

     ii. The grant of the License and the transactions contemplated by this Agreement (A) do not require any consent or approval of, registration or filing with, or any other action by, any governmental authority, except such as have been obtained or made and are in full force and effect,
(B) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of Licensee or any order of any governmental authority, and (C) will not violate or result in a default under any indenture, agreement or other instrument binding upon Licensee or its assets.
      iii. Licensee has 250,000,000 shares authorized under its Articles of Incorporation, of which 49,303,050 shares are issued and outstanding. There are no options, warrants, calls, conversion rights, commitments, agreements, contracts, understandings, restrictions, arrangements or rights of any character to which Licensee is a party or by which it may be bound obligating Licensee to issue, deliver or sell, or cause to be issued, delivered or sold, additional shares of the capital stock of Licensee or obligating Licensee to grant, extend or enter into any such option, warrant, call, conversion right, commitment, agreement, contract, understanding, restriction, arrangement or right which would interfere with the issuance of Licensee's shares to Licensor under this Agreement. There is no pending action, arbitration, audit, hearing, investigation or litigation that has been commenced against Licensee that challenges, or may have the effect of preventing, delaying, making illegal or otherwise interfering with the issuance of Licensee's shares to Licensor under this Agreement.
     7.   Miscellaneous

     a. Applicable Law. This Agreement and all rights hereunder shall be governed by, and interpreted in accordance with, the laws of the State of Arizona, without regard to the conflicts of laws provisions thereof. The parties hereby submit to the nonexclusive jurisdiction of the courts of the State of Arizona and of the federal district courts in Arizona with respect to any action or legal proceeding commenced by any person or entity relating to or arising out of this Agreement. The parties consent to the service of process in any such action or legal proceeding by means of registered or certified mail, return receipt requested, in care of the address set forth below on the signature page or such other address as a party shall furnish in writing to the other.

     b. Counterparts and Facsimile Signature. This Agreement may be signed in counterparts, all of which when taken together shall constitute a single executed document. Signatures transmitted by facsimile shall be deemed valid execution of this Agreement binding on the parties.
     c. Entire Agreement; Amendment. This Agreement constitutes the entire agreement among the parties concerning the subject matter of this Agreement, and it supersedes any prior oral or written agreements between the parties. A separate writing may inform the construction of the provisions of this Agreement if expressly called for by the terms of this Agreement. This Agreement may not be amended except by a written agreement signed by the party against which enforcement is sought.
     d. Waiver. The failure of a party to insist upon strict adherence to any term of this Agreement on any occasion shall not be considered a waiver thereof or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement.
     e. Assignment. Subject to the limitations below, this Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and assigns. This Agreement shall not be assigned by any party without the express written consent of the other.
     f. Specific Performance. The parties hereto agree that irreparable damage would occur in the event that any provision of this Agreement were not performed in accordance with the terms hereof and that the parties shall be entitled to specific performance of the terms hereof, in addition to any other remedy at law or in equity.
     g. Attorneys' Fees. In any action at law or equity to enforce any of the provisions or rights under this Agreement, the prevailing party shall be entitled to recover from the other party or parties all of its costs, expenses and reasonable attorneys' fees incurred therein by the prevailing party, including the costs, expenses and attorneys' fees incurred on appeal or in bankruptcy.
     h. Headings. The section headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.
     i. Notices. All notices shall be in writing and shall be deemed to have been sufficiently given or served (i) immediately, when personally delivered, (ii) within three
(3) days after being deposited in the United States mail, by registered or certified mail, or (iii) within one (1) day after being deposited with a reputable overnight mail carrier which provides delivery of such mail to be traced, addressed as indicated on the signature pages below. No change of address shall be valid unless it is communicated in writing to the other party in accordance with this
Section 7(i).

           [remainder of page intentionally blank]
     IN WITNESS WHEREOF, the undersigned have executed and delivered this Agreement as of the date first written above.

GALLEON TECHNOLOGY & DEVELOPMENT CORP.

By:
Name: Ron Weidner
Its: President

Address:       1060 Pinellas Bayway South
          Tierra Verde, FL 33715

Telephone:     (727) 864-2384

PERU PARTNERS, LTD., to be renamed Agra-Tech Incorporated

By:
Name: William Pierson
Its: President

Address:       5800 N. Dodge Ave. Bldg. A
          Flagstaff, Arizona 86004

Telephone:     (928) 526-2275


Solely with respect to Sections 4(d)(iii) and 7(f) as it applies thereto:



Ron Weidner

                          EXHIBIT A

                       USE OF PROCEEDS

The cash component of the license fee for the further development of the Technology, and the engineering of one or more commercially viable production lines capable of approximately 20 tons of ore bearing material per day shall be generally expended as follows:

EQUIPMENT                                              COST

Leach Tank                                          $10,000
1000 Gal. Storage Tank (2)                          $10,000
500 gal. Tanks and Stands (4)                       $15,000
Filter System (2)                                   $10,000
Dryers and Controls (2)                             $10,000
Furnace                                             $10,000
Glass lined Process Tanks                           $ 2,000
Pumps                                               $ 2,000
Vacuum System                                       $10,000
Air Compressor                                      $10,000
Misc. Equipment                                     $15,000
                                        TOTAL      $104,000
LAB EQUIPMENT

AA Test Machine and Supplies                        $25,000
Lab Supplies, glass fixtures, etc;                  $ 7,000
Computer                                            $ 3,000
Misc. Lab Equipment                                 $ 5,000
                                        TOTAL       $40,000
OPERATING SUPPLIES

Inquart - Platinum sponge 100 ounces                $55,000
Chemicals, etc;                                     $50,000
                                        TOTAL      $105,000
LABOR

Consulting for 6 months                             $30,000
Plant Labor                                         $30,000
                                        TOTAL       $60,000
OTHER

Rental fees for Building                            $30,000
Management                                          $40,000
Travel, Lodging                                     $50,000
Misc. Expenses                                      $71,000
                                        TOTAL      $191,000

        SMALL SCALE PRODUCTION MILL        TOTAL   $500,000




EXHIBIT D




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                    SCHEDULE 14C INFORMATION

         Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934


Check the appropriate box:
[X]Preliminary Information Statement
[ ]Confidential, For Use of the Commission Only (as permitted  by
   Rule 14c-5(d)(2))
[ ]Definitive Information Statement


                         Peru Partners Ltd.
        (Name of Registrant as Specified in Its Charter)



Payment of Filing Fee (Check the appropriate box):
[X]No fee required
[ ]Fee computed on table below per Exchange Act Rules 14c-5(g)and 0-11.

  1)  Title of each class of securities to which transaction applies:

  2)  Aggregate number of securities to which transaction applies:

  3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined):

  4)  Proposed maximum aggregate value of transaction:

  5)  Total fee paid:


[ ]Fee paid previously by written preliminary materials.
[ ]Check box if any part of the fee is offset as provided by Exchange Act
   Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

  1)  Amount Previously Paid:
  2)  Form Schedule or Registration Statement No.:
  3)  Filing Party:
  4)  Date Filed:


                       PERU PARTNERS LTD.
                  5800 N. Dodge Avenue Bldg. A
                    Flagstaff, Arizona  86004
                         (928) 526-2275

                    NOTICE OF PROPOSED ACTION
by Written Consent of a Majority of the Outstanding Common Stock
             to be taken on or before March 5, 2002


To the Stockholders of Peru Partners Ltd.:

Notice is hereby given to all stockholders that a majority action of the stockholders (the "Action") of Peru Partners Ltd., a Nevada corporation ("Peru Partners" or the "Company"), will be taken on March 5, 2002, or such sooner date that a majority of the shareholders of the Corporation consent in writing to adopt Amended and Restated Articles of Incorporation for the Company in accordance with Sections 78.315 and 78.320, respectively, of the Nevada Revised Statutes ("NRS"). The majority stockholders collectively own in excess of the required majority of the outstanding voting securities of the Company necessary for the adoption of the action. The proposed Action to be taken by the majority stockholders consists of adopting and approving Amended and Restated Articles of Incorporation, including a change in the name of the Corporation to Agra-Tech Incorporated, increasing the authorized common stock, and authorizing 20,000,000 shares of Preferred Stock, par value $0.001 per share. The change to the Company's Articles of Incorporation will be effected on or before March 5, 2002.

Only  stockholders of record at the close of business on  January
4,   2002  will  be  entitled  to  receipt  of  this  Information
Statement.

WE  ARE  NOT ASKING YOU FOR A PROXY AND YOU ARE REQUESTED NOT  TO
SEND  US  A  PROXY.   PLEASE DO NOT SEND IN  ANY  OF  YOUR  STOCK
CERTIFICATES AT THIS TIME.

                      By   Order  of  the  Board  of  Directors


                               /s/ William Pierson
                                   William Pierson, President


         Approximate date of mailing: February 10, 2002.



                       PERU PARTNERS LTD.
                  5800 N. Dodge Avenue Bldg. A
                    Flagstaff, Arizona  86004
                         (928) 526-2275

                      INFORMATION STATEMENT

              Action by a Majority of Stockholders

The   Board  of  Directors  of  Peru  Partners  Ltd.,  a   Nevada
corporation ("Peru Partners" or the "Company"), is furnishing this Information Statement to the holders of the Common Stock, par value $.001 per share, of the Company in connection with the proposed Action to be taken on or before March 5, 2002, by the holders of a majority of the issued and outstanding shares of the voting Common Stock of the Company, in accordance with Section
78.320 of the Nevada Revised Statutes. The proposed Action consists of adopting and approving Amended and Restated Articles of Incorporation, including a change in the name of the Company to Agra-Tech Incorporated, an increase in the authorized common stock, and the authorization of Preferred Stock. The amendments to the Articles of Incorporation of the Company are being made, in part, to ensure continued control of the Company by the directors and executive management of the Company, which is expected to provide stability to the Company as it moves forward to implement its business plan, and to provide the Company with more flexibility to conduct equity financings.

This Information Statement is first being mailed to stockholders on or about February 10, 2002. Only stockholders of record at the close of business on January 4, 2002, are entitled to notice of the action and to receive this Information Statement.

The Board of Directors and persons owning the majority of the outstanding voting Common Stock of the Company have unanimously adopted and approved resolutions to effect the change to the
Articles  of  Incorporation of the Company.  No other  votes  are required or necessary. See the section of this Information Statement entitled "Vote Required for Approval" below. The Amended and Restated Articles of Incorporation will be filed with the Secretary of State of Nevada and are expected to become effective on or before March 5, 2002.

WE  ARE  NOT ASKING YOU FOR A PROXY AND YOU ARE REQUESTED NOT  TO
SEND  US  A  PROXY.   PLEASE DO NOT SEND IN  ANY  OF  YOUR  STOCK
CERTIFICATES AT THIS TIME.

                 Dissenters' Rights of Appraisal

The Nevada Revised Statutes do not provide for dissenters' rights of appraisal in connection with the amendment of articles of incorporation.

         Voting Securities and Principal Holders Thereof

The Board of Directors has fixed the close of business on January
4, 2002, as the record date for the determination of the common stockholders entitled to notice of the majority stockholder action by written consent.

On the record date, the Company had 4,930,305 shares of Common Stock, par value $.001, issued and outstanding.
The affirmative vote of the holders of a
majority of the outstanding shares of the Company is required to adopt and approve the Amended and Restated Articles of Incorporation. The holders of 2,500,000 shares of voting Common Stock, or 50.71% of the Company's outstanding shares on the record date, propose to sign a written consent to take the Action on or before March 5, 2002. This consent will be sufficient, without further stockholder action, to effect the adoption and approval of the Amended and Restated Articles of Incorporation by the Company.

On January 18, 2002, the Company effected an increase in the number of shares of common stock of the Company outstanding on December 21, 2002, on a 10 to 1 basis.

In conjunction with the shareholder Action adopting the Amended and Restated Articles of Incorporation, the Board of Directors intends to adopt Amended and Restated Bylaws of the Company, a copy of which are attached hereto as Exhibit B. No shareholder action is required with respect to the Amended and Restated Bylaws.

 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of January 4, 2002, certain information known to the Company regarding the beneficial ownership of the Company's Common Stock, par value $.001 per share, as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. All of the beneficial owners listed are accessible at 5800 N. Dodge Avenue Bldg. A, Flagstaff, Arizona 86004, the Company's principal offices.

  NAME, ADDRESS, AND TITLE OF          SHARES      PERCENTAGE OF
  STOCKHOLDER                        BENEFICIALLY  CLASS OWNED
                                        OWNED
  J. P. Beehner                         1,250,000      25.35
  P.O. Box 2370 Alvin, TX 77512-
  2370
  Dorothy A. Mortenson  1               1,450,000      29.41
  P.O. Box 5034 Alvin, TX 77512-
  5034
  David Mortenson  2                    1,450,000      29.41
  P.O. Box 5034 Alvin, TX 77512-
  5034
  William Pierson, President,             630,305      12.78
  Director  3
  5800 Dodge Ave. Bldg. A,
  Flagstaff, AZ 86004
  Carlos Wall, Director  4                430,305       8.73
  18094 Cherry Tree Lane,
  Suquamish, WA  98392
  Judy Tayler, Secretary,                       0       0
  Treasurer, Director
  1600 Beach Avenue, Suite 707L,
  Vancouver, BC V6G 1Y6
  Canada
  All Executive Officer and               630,305      12.78

  Directors as a Group (3 persons)
1 Includes 1,250,000 shares owned directly by Ms. Mortenson and 200,000 shares owned by her husband, David Mortenson. Ms. Mortenson disclaims beneficial ownership of shares owned by her husband.
2 Includes 200,000 shares owned directly by Mr. Mortenson and 1,250,000 shares owned by his wife, Dorothy Mortenson. Mr. Mortenson disclaims beneficial ownership of shares owned by his wife.
3 Consists of 200,000 shares directly owned and 430,305 shares owned by Agra-Technologies, Inc., of which Mr. Pierson is president and a director.
4 Consists of 430,305 shares owned by Agra-Technologies, Inc., of which Mr. Wall is a director.

Interest of Certain Persons In or Opposition to Matters to Be Acted Upon

The directors and executive officers of the Company do not have any substantial interest in the matters to be acted upon other than the effect of certain provisions in the proposed Amended and Restated Articles of Amendment that entrench them in their positions and ensure their continued control of the Company. For further discussion of those provisions, please see the section of this Information Statement entitled "Amended and Restated Articles of Incorporation."

                   Vote Required for Approval

The procedure and requirements to effect an amendment to the articles of incorporation of a Nevada corporation are set forth in Section 78.390 of the Nevada Revised Statutes, which provides that proposed amendments must first be adopted by the Board of Directors and then submitted to stockholders for their consideration at an annual or a special meeting and must be approved by a majority of the outstanding voting securities.

Section 78.320 of the Nevada Revised Statutes provides that any action required to be taken at an annual or a special meeting of the stockholders of a Nevada corporation may be taken by written consent in lieu of a meeting, if the consent is signed by stockholders owning at least a majority of the voting power as determined on the record date.

The Board of Directors of the Company and stockholders owning and having voting power in excess of 50% of the outstanding voting securities of the Company, as of the record date, have adopted and approved the Amended and Restated Articles of Incorporation. No further votes are required to effect the action.


         Amended and Restated Articles of Incorporation

The Amended and Restated Articles of Incorporation completely supersede the existing Articles of Incorporation of the Company. On December 21, 2001, the Board of Directors of the Company signed resolutions advising the adoption of the Amended and Restated Articles of Incorporation and called for approval by a vote of the stockholders of the Company.

The following is a summary comparison of the major changes to the previous Articles of Incorporation of the Company. A copy of the Amended and Restated Articles of Incorporation are attached to this Information Statement as Exhibit A. Where relevant, a brief discussion is included explaining the purpose of the change and its effect on stockholders, both positive and negative.

The overall effect of the changes to the Articles of Incorporation of the Company is to make more difficult the accomplishment of mergers or the assumption of control by a principal stockholder, and thus to make more difficult the removal of management.

                                              Proposed Amended
                      Current Articles of       and Restated
 Subject Matter of       Incorporation           Articles of
       Change                                   Incorporation

1.  Name of            Article I.  Peru       Article I.  Agra-
  corporation            Partners Ltd.        Tech Incorporated

Purpose: To align the name of the Company more closely with its core business.

Effect: There is no effect on shareholders from the change in the name of the Company. The name change will facilitate the Company's shift from selling vitamins through the Internet to research relating to complex minerals, including cinder, and the procurement and processing of such minerals for farming, ranching, agriculture and other agra- business purposes, with the view toward commercializing the processes and products that are developed.


2.  Authorized        Article IV.           Article II, Section
      capital         25,000,000 shares of  2.1.  270,000,000
                      common stock, par     total authorized
                      value of $0.001 per   shares, consisting
                      share.                of 250,000,000
                                            shares of common
                                            stock having par
                                            value of $0.001 per
                                            share and 20,000,000
                                            shares of preferred
                                            stock having a par
                                            value of $0.001 per
                                            share.

Purpose: To enable the board of directors to establish classes and series of preferred stock with separate rights and preferences to that of common stock.

Effect: Authorizing the preferred stock provides the board of directors with a mechanism for establishing a separate class of stock with superior rights to that of the common stock of the Company. The issuance of either common or preferred stock may dilute stock ownership of holders of common stock and thereby reduce their voting power and reduce their rights to the net assets of the Company upon dissolution.


3.  Rights and        No authorized         Article II, Section
preferences of the    preferred stock.      2.2.  Board of
 preferred stock                            directors granted
                                            the authority to
                                            issue preferred
                                            stock and to fix and
                                            determine and to
                                            amend the voting
                                            powers,
                                            designations,
                                            preferences,
                                            limitations,
                                            restrictions and
                                            relative rights of
                                            the shares,
                                            including such
                                            matters as
                                            dividends,
                                            redemption,
                                            liquidation,
                                            conversion and
                                            voting.

Purpose: To enable the board of directors to determine the rights, preferences, privileges and limitations associated with preferred stock without shareholder approval.

Effect: This is an anti-takeover measure. The board of directors has exclusive discretion to issue preferred stock with rights that may trump those of common stock. The effect may be to dilute the stock ownership of holders of common stock and thereby reduce their voting power and reduce their rights to the net assets of the Company upon dissolution. Blank-check preferred stock can delay or hinder a change in control of the board of directors and management.


4.  Cumulative        Article IV.           Article V.
      voting          Cumulative voting is  Cumulative voting is
                      prohibited at any     prohibited in the
                      election of           election of
                      directors or upon     directors.
                      any other matter.

Purpose: To prevent the ability of a shareholder voting more than one vote per share held when electing directors.

Effect: Remains the same. With cumulative voting, each holder of stock possessing voting power would be entitled to as many votes as equal the number of his or her shares of stock multiplied by the number of directors to be elected. The shareholder would then be able to cast all of his or her votes for a single director or multiple directors. Cumulative voting enables a holder of a substantial minority position entitled to vote to more easily elect a director by voting a larger number of shares than the shareholder actually holds. Cumulative voting in the election of directors will not be permitted. Shareholders of the Company's common stock will be entitled to one vote per share held. Accordingly, the holders of a majority of the common shares, present in person or by proxy, will be able to elect all of the Company's directors. Cumulative voting may, in effect, shift control over the election of directors to a few principal shareholders.


5.  Number of         Article VI.  The      Article VI, Section
    directors         number of directors   6.1. The number of
                      shall be not less     directors shall be
                      than one or more      not less than one
                      than five.            nor more than six
                                            directors.
Purpose: To set the number of directors which may comprise the board of directors.

Effect: Increases the maximum authorized number of board members from five to six.


6.  Term of office    Bylaws - Article      Article VI, Section
    of directors      Two, Section 2.13.    6.2.  Directors
                      Annual election of    shall be divided
                      all directors.        into three classes,
                                            with each class to
                                            be as nearly equal
                                            in number as
                                            possible, as
                                            specified by
                                            resolution of the
                                            board of directors
                                            or, if the directors
                                            in office constitute
                                            fewer than a quorum
                                            of the board of
                                            directors, by
                                            affirmative vote of
                                            a majority of the
                                            directors in office.
                                            Term of office of
                                            directors is as
                                            follows:

                                                 First Class -
                                            expires at first
                                            annual meeting of
                                            shareholders.

                                                 Second Class -
                                            expires at second
                                            annual meeting of
                                            shareholders.

                                                 Third Class -
                                            expires at third
                                            annual meeting of
                                            shareholders.

                                            Thereafter, the
                                            directors by class
                                            shall hold staggered
                                            terms of three
                                            years.

Purpose: To set the term of office of each director and to stagger the terms of the directors to ensure the continuity of the board of directors and management.

Effect: A staggered board of directors affects every election of directors. The staggered system of electing directors makes it more difficult for shareholders to change the majority of directors even when the only reason for the change may be the performance of the present directors. Changing the majority of directors under the staggered system requires three separate annual meetings, while under the current system of electing directors only one annual meeting is necessary to change all of the of directors. As an anti-takeover measure, the effect is to prevent insurgent shareholders from immediately seizing control of the board of directors, either through stock acquisitions or a proxy contest.

7.  Removal of        Bylaws - Article      Article VI, Section
    directors         Two, Section 2.14.    6.3.  Shareholders
                      The entire board of   may remove one or
                      directors or any      more directors with
                      individual director   or without cause,
                      may be removed from   but only at a
                      office by a vote of   special meeting
                      shareholders holding  called for the
                      a majority of the     purpose of removing
                      outstanding shares    the director(s).
                      entitled to vote at
                      an election of
                      directors.

Purpose: To place limitations on removal of a director by shareholders.

Effect: In combination with the prohibition against shareholders calling a special meeting, this provision effectively limits the removal of directors to an annual meeting or board of directors' action. This represents an additional measure to deter a change in control of the Company.


8.  Vacancies on      Bylaws - Article      Article VI, Section
Board of Directors    Two, Section 2.15.    6.4.  The board may
                      Vacancies other than  fill the vacancy,
                      those caused by an    or, if the directors
                      increase in the       in office constitute
                      number of directors   fewer than a quorum,
                      may be filled         they may fill the
                      temporarily by        vacancy by the
                      majority vote of the  affirmative vote of
                      remaining directors,  a majority of all
                      though less than a    directors in office.
                      quorum, or by a sole  The shareholders may
                      remaining director.   fill a vacancy only
                      Vacancies on the      if there are no
                      board of directors,   directors in office.
                      including those
                      caused by an          Bylaws - Section
                      increase in the       3.14.  A director
                      number of directors   elected to fill a
                      shall be filled by    vacancy shall serve
                      the shareholders at   only until the next
                      the next annual       election of
                      meeting or at a       directors by the
                      special meeting       shareholders.
                      called for that
                      purpose. Directors
                      so elected hold
                      office until a
                      qualified successor
                      is elected at a
                      shareholders'
                      meeting.

Purpose:  No material change.

Effect: Prevents shareholders from selecting directors to fill vacancies on the board of directors. This ensures that the board of directors will maintain control over its membership and thereby prevent the removal of management.


9.  Amending Bylaws   Bylaws - Article I,   Article VIII.  Board
                      Section 1.04.  The    has power to adopt,
                      shareholders or       amend or repeal the
                      board of directors,   bylaws of the
                      subject to any        corporation, subject
                      limits imposed by     to the power of the
                      the shareholders,     shareholders to
                      may amend or repeal   amend or repeal the
                      these bylaws and      bylaws.  The
                      adopt new bylaws.     shareholders also
                      All amendments shall  have the power to
                      be upon advice of     amend or repeal
                      counsel as to         bylaws of the
                      legality, except in   corporation and to
                      an emergency.         adopt new bylaws.

Purpose:  No material change.

Effect: Provides the board of directors with the authority to adopt, amend or repeal Bylaws. Directors may effect a change in the Bylaws that could impact the governance of the Company.



10.  Consent in Lieu  Article V.  Any       Article IX, Section
      of Meeting of   action required to,   9.1.  Any action
      Shareholders    or that may, be       required or
                      taken without a       permitted to be
                      meeting, without      taken at a
                      prior notice and      shareholders meeting
                      without a vote, if a  may be taken without
                      consent or consents   a meeting, without
                      in writing, setting   prior notice and
                      forth the action so   without a vote, if a
                      taken, shall be       consent or consents
                      signed by the holder  in writing, setting
                      or holders of shares  forth the action
                      having not less than  taken, are signed by
                      the minimum number    the holders of
                      of votes that would   outstanding stock
                      be necessary to take  having not less than
                      such action at a      the minimum number
                      meeting at which the  of votes that would
                      holders of all        be necessary to
                      shares entitled to    authorize or take
                      vote on the action    the action at a
                      were present and      meeting at which all
                      voted.                shares entitled to
                                            vote were present
                                            and voted.
Purpose:  No material change.

Effect: The number of shares necessary to approve a proposal by written consent is that number required by law to authorize a particular action. In most cases to approve an action taken at a shareholders meeting under Nevada corporations law, a majority of the issued and outstanding shares must vote for the action. In cases where less than all of the shareholders may approve an action by written consent, a few principal shareholders may approve an action by written consent that other shareholders oppose.


11.  Number of votes  Bylaws - Article      Article IX, Section
      necessary to    III, Section 3.09.    9.2.  The minimum
     approve actions  The vote of the       number of shares
                      holders of a          required by law to
                      majority of the       approve the action;
                      shares entitled to    pursuant to NRS
                      vote on the matter    78.320(1)(b), 51% of
                      and represented at a  the shares present
                      meeting at which a    at the meeting must
                      quorum is present     vote "for" the
                      shall be the act of   action.
                      the shareholders'
                      meeting.

Purpose:  No material change.

Effect: Generally, Nevada corporations law as well as the current Articles of Incorporation of the Company require the affirmative vote of a majority of the issued and outstanding common shares to approve an action of the Company by the shareholders.


12.  Special          Bylaws - Article      Article IX, Section
     meetings         III, Section 3.14.    9.3.  Special
                      A special meeting of  meetings of the
                      the shareholders may  shareholders of the
                      be called at any      corporation for any
                      time by: (a) the      purpose may be
                      president; (b) the    called at any time
                      board of directors;   by the board of
                      or (c) one or more    directors and not by
                      shareholders holding  any other person(s).
                      in the aggregate one-
                      tenth or more of all
                      the shares entitled
                      to vote at the
                      meeting.

Purpose: Limits the authority to call a special meeting to the board of directors.

Effect: This is an anti-takeover measure. The provision ensures that shareholders are not able to call a special meeting. The effect is to limit the ability of one or more shareholders from bringing matters before the shareholders that may be contrary to the objectives of the board of directors. This limitation, in conjunction with the provisions on staggered elections of directors and removal of directors, prevents shareholders from effecting a change in control.



13.  Quorum for       Bylaws - Article      Article IX, Section
     Meetings of      III, Section 3.09.    9.4.  Except as
     Shareholders     The presence, in      required elsewhere
                      person or by proxy,   in the Articles of
                      of the persons who    Incorporation or
                      are entitled to vote  under law, one-third
                      a majority of the     of the votes
                      outstanding voting    entitled to be cast
                      shares on that        on a matter by the
                      matter shall          holders of shares
                      constitute the        that are entitled to
                      quorum necessary for  vote and be counted
                      the consideration of  on the matter shall
                      the matter at a       constitute a quorum
                      shareholders'         of such shares at a
                      meeting.              meeting of
                                            shareholders.

Purpose:   To decrease the number of shares necessary to
constitute a quorum for conducting the business of the Company.

Effect: The ability to form a quorum and hold a shareholder meeting becomes easier because a smaller number of voting shares must be present to convene the meeting.



               Where You Can Find More Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (the "SEC"). You can read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains information the Company files electronically with the SEC, which you can access over the Internet at http://www.sec.gov. Copies of these materials may also be obtained by mail from the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C., 20549 at prescribed rates.

                          Other Matters

A   copy  of  the  proposed  Amended  and  Restated  Articles  of
Incorporation is enclosed herewith as Exhibit A.

                              Dated: January 31, 2002.

                              By Order of the Board of Directors


                              /s/ William Pierson
                              William Pierson, President

                            EXHIBIT A


        [Amended and Restated Articles of Incorporation]


         AMENDED AND RESTATED ARTICLES OF INCORPORATION

                               OF

                     AGRA-TECH INCORPORATED



The  undersigned  hereby adopts as its  chartering  document these Amended and Restated Articles of Incorporation.

                            ARTICLE I

     The name of the corporation is "Agra-Tech Incorporated".

                           ARTICLE II

     2.1. Authorized Capital

      The  total  number  of  shares  that  this  corporation  is authorized  to  issue is 270,000,000, consisting  of  250,000,000 shares of Common Stock having a par value of $0.001 per share and

20,000,000 shares of Preferred Stock having a par value of $0.001

per  share.   The  Common  Stock is subject  to  the  rights  and

preferences of the Preferred Stock as set forth below.

     2.2. Issuance of Preferred Stock by Class and in Series

      The Preferred Stock may be issued from time to time in  one or more classes and one or more series within such classes in any manner  permitted by law and the provisions of these Articles  of

Incorporation, as determined from time to time by  the  Board  of

Directors  and stated in the resolution or resolutions  providing for its issuance, prior to the issuance of any shares.  The Board of Directors shall have the authority to fix and determine and to amend  the  designation,  preferences, limitations  and  relative rights of the shares (including, without limitation, such matters as  dividends, redemption, liquidation, conversion and voting) of any class or series that is wholly unissued or to be established.

Unless   otherwise  specifically  provided  in   the   resolution

establishing  any class or series, the Board of  Directors  shall further  have the authority, after the issuance of  shares  of  a class  or  series whose number it has designated,  to  amend  the resolution  establishing such class or  series  to  decrease  the number  of  shares  of that class or series, but  not  below  the number of shares of such class or series then outstanding.

                           ARTICLE III

      The  purpose  of  this corporation  is  to  engage  in  any business, trade or activity that may lawfully be conducted  by  a corporation  organized  under the law  of  the  state  of  Nevada

(hereinafter,  "applicable corporate law") and to engage  in  any and  all  such activities as are incidental or conducive  to  the attainment of the foregoing purpose or purposes.

                           ARTICLE IV

      Except  as  may  be authorized pursuant to Section  2.2  of

Article  II,  no  preemptive rights shall exist with  respect  to shares of stock or securities convertible into shares of stock of this corporation.

                            ARTICLE V

      The  right  to cumulate votes in the election of  Directors shall  not  exist  with  respect  to  shares  of  stock  of  this corporation.

                           ARTICLE VI

     6.1. Number of Directors

      The  Board of Directors shall be composed of not less  than one  nor  more  than six Directors.  Except with respect  to  the initial Director, the specific number of Directors shall  be  set by  resolution of the Board of Directors or, if the Directors  in

office  constitute fewer than a quorum of the Board of Directors,

by  the  affirmative vote of a majority of all the  Directors  in

office.   The  number  of Directors of this  corporation  may  be

increased  or decreased from time to time in the manner  provided herein, but no decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

     6.2. Classification of Directors

     The Directors shall be divided into three classes, with each class  to  be as nearly equal in number as possible, as specified by  resolution of the Board of Directors or, if the Directors  in

office  constitute fewer than a quorum of the Board of Directors,

by  the  affirmative vote of a majority of all the  Directors  in office.  The term of office of Directors of the first class shall expire  at  the first annual meeting of shareholders after  their

election.   The term of office of Directors of the  second  class

shall  expire at the second annual meeting after their  election.

The  term of office of Directors of the third class shall  expire at the third annual meeting after their election.  At each annual meeting after such classification, a number of Directors equal to the  number of the class whose term expires at the time  of  such

meeting  shall  be  elected  to  hold  office  until  the   third

succeeding  annual meeting.  Absent his or her death, resignation or  removal,  a  Director shall continue  to  serve  despite  the expiration  of  the Director's term until his  or  her  successor shall  have  been  elected and qualified  or  until  there  is  a decrease in the number of Directors.

     6.3. Removal of Directors

      The  shareholders may remove one or more Directors with  or without  cause,  but  only at a special meeting  called  for  the purpose  of  removing the Director or Directors, and the  meeting notice  must  state that the purpose, or one of the purposes,  of the meeting is removal of the Director or Directors.

     6.4. Vacancies on Board of Directors

      If a vacancy occurs on the Board of Directors, including  a vacancy  resulting from an increase in the number  of  Directors,

the Board of Directors may fill the vacancy, or, if the Directors in  office  constitute  fewer than  a  quorum  of  the  Board  of

Directors, they may fill the vacancy by the affirmative vote of a majority  of  all the Directors in office.  The shareholders  may fill a vacancy only if there are no Directors in office.



                           ARTICLE VII

      This corporation reserves the right to amend or repeal  any of the provisions contained in these Articles of Incorporation in any manner now or hereafter permitted by the applicable corporate law,  and the rights of the shareholders of this corporation  are granted subject to this reservation.

                          ARTICLE VIII

      The Board of Directors shall have the power to adopt, amend or repeal the Bylaws of this corporation, subject to the power of

the   shareholders   to  amend  or  repeal  such   Bylaws.    The

shareholders  shall also have the power to amend  or  repeal  the

Bylaws of this corporation and to adopt new Bylaws.

                           ARTICLE IX

     9.1. Shareholder Actions

     Subject to any limitations imposed by applicable securities laws, any action required or permitted to be taken at a

shareholders meeting may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

     9.2. Number of Votes Necessary to Approve Actions

      Whenever  applicable corporate law permits a  corporation's articles  of  incorporation to specify that a  lesser  number  of shares  than would otherwise be required shall suffice to approve an action by shareholders, these Articles of Incorporation hereby specify  that  the number of shares required to approve  such  an action shall be such lesser number.

     9.3. Special Meetings of Shareholders

      So  long  as this corporation is a public company,  special meetings  of the shareholders of the corporation for any  purpose may  be  called at any time by the Board of Directors or, if  the

Directors  in office constitute fewer than a quorum of the  Board of  Directors, by the affirmative vote of a majority of  all  the

Directors in office, but such special meetings may not be  called by any other person or persons.

     9.4. Quorum for Meetings of Shareholders.

      Except with respect to any greater requirement contained in these Articles of Incorporation or the applicable corporate  law,

one-third  of  the votes entitled to be cast on a matter  by  the holders of shares that, pursuant to the Articles of Incorporation or  the  applicable corporate law, are entitled to  vote  and  be counted  collectively upon such matter, represented in person  or by  proxy, shall constitute a quorum of such shares at a  meeting of shareholders.

                            ARTICLE X

      To  the  full extent that applicable corporate law,  as  it exists  on  the date hereof or may hereafter be amended,  permits the  limitation  or  elimination of  the  personal  liability  of

Directors, a Director of this corporation shall not be liable  to this  corporation  or its shareholders for monetary  damages  for conduct  as  a  Director.  Any amendments to or  repeal  of  this

Article X shall not adversely affect any right or protection of a

Director of this corporation for or with respect to any  acts  or omissions  of such Director occurring prior to such amendment  or repeal.

                           ARTICLE XI

     11.1.     Indemnification.

      The  corporation shall indemnify its directors to the  full extent permitted by applicable corporate law now or hereafter  in force.  However, such indemnity shall not apply if  the  director did  not  (a)  act  in  good faith and in a manner  the  director reasonably believed to be in or not opposed to the best interests of  the  corporation, and (b) with respect to any criminal action or  proceeding,  have reasonable cause to believe the  director's conduct was unlawful.  The corporation shall advance expenses for such persons pursuant to the terms set forth in the Bylaws, or in a separate Board resolution or contract.

     11.2.     Authorization.

      The Board of Directors may take such action as is necessary to  carry  out  these  indemnification  and  expense  advancement provisions.  It is expressly empowered to adopt,

  approve,  and amend from time to time such Bylaws, resolutions,

contracts,  or  further indemnification and  expense  advancement arrangements  as  may  be  permitted by law,  implementing  these

provisions.   Such  Bylaws,  resolutions,  contracts  or  further

arrangements shall include but not be limited to implementing the manner in which determinations as to any indemnity or advancement of expenses shall be made.

     11.3.     Insurance.

     The corporation shall have the power, exercised by authority of  the Board of Directors, to purchase and maintain insurance on behalf  of  any  person to whom indemnity is provided  under  and

through  this  Article  XI  to  the  full  extent  permitted   by

applicable corporate law now or hereafter in force.

     11.4.     Effect of Amendment.

      No  amendment or repeal of this Article shall apply  to  or

have   any  effect  on  any  right  to  indemnification  provided hereunder  with respect to acts or omissions occurring  prior  to such amendment or repeal.

                           ARTICLE XII

      These Amended and Restated Articles of Incorporation  shall become effective upon filing.



      IN  WITNESS  WHEREOF,  the  undersigned  President  of  the corporation,  for the purpose of amending and restating  Articles of  Incorporation of Peru Partners, Ltd., hereby makes, files and records  this Amended and Restated Articles of Incorporation  and certifies that it is the act and deed of the corporation and that the facts stated herein are true.


Dated this ___ day of ___________, 2002.




William J. Pierson, President








                            EXHIBIT B


                  [Amended and Restated Bylaws]

                   Amended and Restated Bylaws of
                       AGRA-TECH INCORPORATED
                             March 2002

Table of Contents

SECTION 1 - OFFICES                                        4

SECTION 2 - SHAREHOLDERS                                   4
     2.1  Annual Meeting                                   4
     2.2  Special Meetings                                 4
     2.3  Meetings by Communications Equipment             4
     2.4  Date, Time and Place of Meetings                 4
     2.5  Notice of Meeting                                4
     2.6  Waiver of Notice                                 5
     2.7  Fixing of Record Date for Determining
          Shareholders                                     5
     2.8  Voting Record                                    6
     2.9  Quorum                                           6
     2.10 Manner of Acting                                 6
     2.11 Proxies                                          7
     2.12 Voting Shares                                    7
     2.13 Voting for Directors                             7
     2.14 Action by Shareholders Without a Meeting         7

SECTION 3 - BOARD OF DIRECTORS                             7
     3.1  General Powers                                   8
     3.2  Number, Classification and Tenure                8
     3.3  Annual and Regular Meetings                      8
     3.4  Special Meetings                                 9
     3.5  Meetings by Communications Equipment             9
     3.6  Notice of Special Meetings                       9
          3.6.1     Personal Delivery                      9
          3.6.2     Delivery by Mail                       9
          3.6.3     Delivery by Private Carrier            9
          3.6.4     Facsimile Notice                      10
          3.6.5     Delivery by Telegraph                 10
          3.6.6     Oral Notice                           10
     3.7  Waiver of Notice                                10
          3.7.1     In Writing                            10
          3.7.2     By Attendance                         10
     3.8  Quorum                                          10
     3.9  Manner of Acting                                11
     3.10 Presumption of Assent                           11
     3.11 Action by Board or Committees Without a Meeting 11
     3.12 Resignation                                     11
     3.13 Removal                                         12
     3.14 Vacancies                                       12
     3.15 Executive and Other Committees                  12
          3.15.1     Creation of Committees               12
          3.15.2     Authority of Committees              12
          3.15.3     Minutes of Meetings                  13
          3.15.4     Removal                              13
     3.16 Compensation                                    13

SECTION 4 - OFFICERS                                      13
     4.1  Appointment and Term                            13
     4.2  Resignation                                     13
     4.3  Removal                                         14
     4.4  Contract Rights of Officers                     14
     4.5  Chairman of the Board                           14
     4.6  President                                       14
     4.7  Vice President                                  14
     4.8  Secretary                                       14
     4.9  Treasurer                                       15
     4.10 Salaries                                        15

SECTION 5 - CONTRACTS, LOANS, CHECKS AND DEPOSITS         15
     5.1  Contracts                                       15
     5.2  Loans to the Corporation                        15
     5.3  Checks, Drafts, Etc.                            15
     5.4  Deposits                                        16

SECTION 6 - CERTIFICATES FOR SHARES AND THEIR TRANSFER    16
     6.1  Issuance of Shares                              16
     6.2  Certificates for Shares                         16
     6.3  Stock Records                                   16
     6.4  Restriction on Transfer                         16
     6.5  Transfer of Shares                              17
     6.6  Lost or Destroyed Certificates                  17

SECTION 7 - BOOKS AND RECORDS                             17

SECTION 8 - ACCOUNTING YEAR                               18

SECTION 9 - SEAL                                          18

SECTION 10 - INDEMNIFICATION                              18
     10.1 Right to Indemnification                        18
     10.2 Restrictions on Indemnification                 19
     10.3 Advancement of Expenses                         19
     10.4 Right of Indemnitee to Bring Suit               19
     10.5 Nonexclusivity of Rights                        20
     10.6 Insurance, Contracts and Funding                20
     10.7 Identification of Employees and Agents of the
          Corporation                                     20
     10.8 Persons Serving Other Entities                  20

SECTION 11 - LIMITATION OF LIABILITY                      21

SECTION 12 - AMENDMENTS                                   21

                       SECTION 1.  OFFICES

      The principal office of the corporation shall be located at the principal place of business or such other place as the Board of Directors ("Board") may designate. The corporation may have such other offices as the Board may designate or as the business of the corporation may require.

                    SECTION 2.  STOCKHOLDERS

2.1  Annual Meeting

     The annual meeting of the stockholders to elect directors and transact such other business as may properly come before the meeting shall be held on a date not more than 180 days after the end of the corporation's fiscal year, such date and time to be determined by the Board.

2.2  Special Meetings

      Special meetings of the stockholders of the corporation for any purpose may be called at any time by the Board of Directors or, if the directors in office constitute fewer than a quorum of the Board of Directors, by the affirmative vote of a majority of all the directors in office, but such special meetings may not be called by any other person or persons.

2.3  Meetings by Communications Equipment

     Stockholders may participate in any meeting of the stockholders by any means of communication by which all persons participating in the meeting can hear each other during the meeting. Participation by such means shall constitute presence in person at a meeting.

2.4  Date, Time and Place of Meeting

     Except as otherwise provided in these Bylaws, all meetings of stockholders, including those held pursuant to demand by stockholders, shall be held on such date and at such time and place designated by or at the direction of the Board.

2.5  Notice of Meeting

     Written notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called shall be given by or at the direction of the Board, the Chairman of the Board, the President or the Secretary to each stockholder entitled to notice of or to vote at the meeting not less than 10 nor more than 60 days before the meeting, except that notice of a meeting to act on a plan of merger or share exchange, the sale, lease, exchange or other disposition of all or substantially all of the corporation's assets other than in the regular course of business, or the dissolution of the corporation shall be given not less than 20 or more than 60 days before such meeting. If an annual or special stockholders' meeting is adjourned to a different date, time or place, no notice of the new date, time or place is required if they are announced at the meeting before adjournment. If a new record date for the adjourned meeting is or must be fixed, notice of the adjourned meeting must be given to stockholders entitled to notice of or to vote as of the new record date.

     Such notice may be transmitted by mail, private carrier, personal delivery, telegraph, teletype or communications equipment that transmits a facsimile of the notice. If those forms of written notice are impractical in the view of the Board, the Chairman of the Board, the President or the Secretary, written notice may be transmitted by an advertisement in a newspaper of general circulation in the area of the corporation's principal office. If such notice is mailed, it shall be deemed effective when deposited in the official government mail, first-class postage prepaid, properly addressed to the stockholder at such stockholder's address as it appears in the corporation's current record of stockholders. Notice given in any other manner shall be deemed effective when dispatched to the stockholder's address, telephone number or other number appearing on the records of the corporation. Any notice given by publication as herein provided shall be deemed effective five days after first publication.

2.6  Waiver of Notice

       Whenever any notice is required to be given by an stockholder under the provisions of these Bylaws, the Articles of Incorporation or the Nevada Private Corporations Law, a waiver of notice in writing, signed by the person or persons entitled to such notice and delivered to the corporation, whether before or after the date and time of the meeting or before or after the action to be taken by consent is effective, shall be deemed equivalent to the giving of such notice. Further, notice of the time, place and purpose of any meeting will be deemed to be waived by any stockholder by attendance in person or by proxy, unless such stockholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting.

2.7  Fixing of Record Date for Determining Stockholders

      For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to receive payment of any dividend, or in order to make a determination of stockholders for any other purpose, the Board may fix a future date as the record date for any such determination. Such record date shall be not more than 60 days, and, in case of a meeting of stockholders, not less than 10 days, prior to the date on which the particular action requiring such determination is to be taken. If no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting, the record date shall be the day immediately preceding the date on which notice of the meeting is first given to stockholders. Such a determination shall apply to any adjournment of the meeting unless the Board fixes a new record date, which it shall do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting. If no record date is set for the determination of stockholders entitled to receive payment of any stock, dividend or distribution (other than one involving a purchase, redemption or other acquisition of the corporation's shares), the record date shall be the date the Board authorizes the stock dividend or distribution.

2.8  Voting Record

      At least 10 days before each meeting of stockholders, an alphabetical list of the stockholders entitled to notice of such meeting shall be made, arranged by voting group and by each class or series of shares, with the address of and number of shares held by each stockholder. This record shall be kept at the principal office of the corporation for 10 days prior to such meeting, and shall be kept open at such meeting, for inspection by any stockholder or any stockholder's agent or attorney.

2.9  Quorum

      Except with respect to any greater requirement contained in the Articles of Incorporation or the Nevada Private Corporations Law, one-third of the votes entitled to be cast on a matter by the holders of shares, pursuant to the Articles of Incorporation or the Nevada Private Corporations Law, entitled to vote and be counted collectively upon such matter, represented in person or by proxy, shall constitute a quorum of such shares at a meeting of stockholders. If less than the required number of such votes are represented at a meeting, a majority of the votes so represented may adjourn the meeting from time to time. Any business may be transacted at a reconvened meeting that might have been transacted at the meeting as originally called, provided a quorum is present or represented at such meeting. Once a share is represented for any purpose at a meeting other than solely to object to holding the meeting or transacting business, it is deemed present for quorum purposes for the remainder of the meeting and any adjournment (unless a new record date is or must be set for the adjourned meeting), notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

2.10 Manner of Acting

      If a quorum is present, action on a matter other than the election of directors shall be approved if the votes cast in favor of the action by the shares entitled to vote and be counted collectively upon such matter exceed the votes cast against such action by the shares entitled to vote and be counted collectively thereon, unless the Articles of Incorporation or the Nevada Private Corporations Law requires a greater number of affirmative votes. Whenever the Nevada Private Corporations Law permits a corporation's bylaws to specify that a lesser number of shares than would otherwise be required shall suffice to approve an action by stockholders, these Bylaws hereby specify that the number of shares required to approve such an action shall be such lesser number.

2.11 Proxies

      A stockholder may vote by proxy executed in writing by the stockholder or by his or her attorney-in-fact or agent. Such proxy shall be effective when received by the Secretary or other officer or agent authorized to tabulate votes. A proxy shall become invalid 6 months after the date of its execution, unless it is coupled with an interest or as otherwise provided in the proxy by the stockholder. A proxy with respect to a specified meeting shall entitle its holder to vote at any reconvened meeting following adjournment of such meeting but shall not be valid after the final adjournment.

2.12 Voting Shares

      Except as provided in the Articles of Incorporation, each outstanding share entitled to vote with respect to a matter submitted to a meeting of stockholders shall be entitled to one vote upon such matter.

2.13 Voting for Directors

      Each stockholder entitled to vote in an election of directors may vote, in person or by proxy, the number of shares owned by such stockholder for as many persons as there are directors to be elected and for whose election such stockholder has a right to vote. Stockholders shall not have the right to cumulate their votes. Unless otherwise provided in the Articles of Incorporation, the candidates elected shall be those receiving the largest number of votes cast, up to the number of directors to be elected.

2.14 Action by Stockholders Without a Meeting

      Any action that may be or is required to be taken at a meeting of the stockholders may be taken without a meeting if one or more written consents describing the action taken shall be signed by stockholders holding of record or otherwise entitled to vote in the aggregate not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote on the action were present and voted. The Board may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board, and which date shall not be more than 10 days after the date upon which the resolution fixing the record date is adopted by the Board. If not otherwise fixed by the Board, the record date for determining stockholders entitled to take action without a meeting is the date the first stockholder consent is delivered to the corporation. A stockholder may withdraw a consent only by delivering a written notice of withdrawal to the corporation prior to the time that consents sufficient to authorize taking the action have been delivered to the corporation. Every written consent shall bear the date of signature of each stockholder who signs the consent. A written consent is not effective to take the action referred to in the consent unless, within 60 days of the earliest dated consent delivered to the corporation, written consents signed by a sufficient number of stockholders to take action are delivered to the corporation. Unless the consent specifies a later effective date, actions taken by written consent of the stockholders are effective when (a) consents sufficient to authorize taking the action are in the possession of the corporation and (b) the period of advance notice required by the Articles of Incorporation to be given to any nonconsenting or nonvoting stockholders has been satisfied. Any such consent shall be inserted in the minute book as if it were the minutes of a meeting of the stockholders.

                 SECTION 3.  BOARD OF DIRECTORS

3.1  General Powers

      All corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of, the Board, except as may be otherwise provided in these Bylaws, the Articles of Incorporation or the Nevada Private Corporations Law.

3.2  Number, Classification and Tenure

      The Board of Directors shall be composed of not less than one nor more than six directors. The specific number of directors shall be set by resolution of the Board of Directors or, if the directors in office constitute fewer than a quorum of the Board of Directors, by the affirmative vote of a majority of all the directors in office. The number of directors of this corporation may be increased or decreased from time to time in the manner provided by the Articles of Incorporation, but no decrease in the number of directors shall have the effect of shortening the term of any incumbent director. The directors shall be divided into three classes, with each class to be as nearly equal in number as possible, as specified by resolution of the Board or, if the directors in office constitute fewer than a quorum of the Board, by the affirmative vote of a majority of all the directors in office. The term of office of directors of the first class shall expire at the first annual meeting of stockholders after their election. The term of office of directors of the second class shall expire at the second annual meeting after their election. The term of office of directors of the third class shall expire at the third annual meeting after their election. At each annual meeting after such classification, a number of Directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting. Absent his or her death, resignation or removal, a director shall continue to serve despite the expiration of the director's term until his or her successor shall have been elected and qualified or until there is a decrease in the number of directors.
directors need not be stockholders of the corporation or residents of the state of Nevada, and need not meet any other qualifications.

3.3  Annual and Regular Meetings

      An annual Board meeting shall be held without notice immediately after and at the same place as the annual meeting of stockholders. The Board, or any committee designated by the Board, may specify the time and place for holding regular meetings without notice other than such resolution.

3.4  Special Meetings

     Special meetings of the Board or any committee designated by the Board may be called by or at the request of the Chairman of the Board, the President, the Secretary or, in the case of special Board meetings, any one-third or more of the directors in office and, in the case of any special meeting of any committee designated by the Board, by its Chairman. The person or persons authorized to call special meetings may fix any place for holding a special Board or committee meeting called by them.

3.5  Meetings by Communications Equipment

      Members of the Board or any committee designated by the Board may participate in a meeting of such Board or committee by, or conduct the meeting through the use of, any means of communication by which all directors participating in the meeting can hear each other during the meeting. Participation by such means shall constitute presence in person at a meeting.

3.6  Notice of Special Meetings

      Notice of a special Board or committee meeting stating the place, day and hour of the meeting shall be given to a director in writing or orally. Neither the business to be transacted at nor the purpose of any special meeting need be specified in the notice of such meeting.

     3.6.1     Personal Delivery

     If notice is given by personal delivery, the notice shall be delivered to a director at least two days before the meeting.

     3.6.2     Delivery by Mail

      If notice is delivered by mail, the notice shall be deposited in the official government mail at least five days before the meeting, properly addressed to a director at his or her address shown on the records of the corporation, with postage thereon prepaid.

     3.6.3     Delivery by Private Carrier

      If notice is given by private carrier, the notice shall be dispatched to a director at his or her address shown on the records of the corporation at least three days before the meeting.

     3.6.4     Facsimile Notice

      If a notice is delivered by wire or wireless equipment that transmits a facsimile of the notice, the notice shall be dispatched at least two days before the meeting to a director at his or her telephone number or other number appearing on the records of the corporation.

     3.6.5     Delivery by Telegraph

      If notice is delivered by telegraph, the notice shall be delivered to the telegraph company for delivery to a director at his or her address shown on the records of the corporation at least three days before the meeting.

     3.6.6     Oral Notice

     If notice is delivered orally, by telephone or in person, the notice shall be personally given to the director at least two days before the meeting.

3.7  Waiver of Notice

     3.7.1     In Writing

      Whenever any notice is required to be given to any director under the provisions of these Bylaws, the Articles of Incorporation or the Nevada Private Corporations Law, a waiver thereof in writing, signed by the person or persons entitled to such notice and delivered to the corporation, whether before or after the date and time of the meeting, shall be deemed equivalent to the giving of such notice. Neither the business to be transacted at nor the purpose of any regular or special meeting of the Board or any committee designated by the Board need be specified in the waiver of notice of such meeting.

     3.7.2     By Attendance

     A director's attendance at or participation in a Board or committee meeting shall constitute a waiver of notice of such meeting, unless the director at the beginning of the meeting, or promptly upon his or her arrival, objects to holding the meeting or transacting business at such meeting and does not thereafter vote for or assent to action taken at the meeting.

3.8  Quorum

     A majority of the number of directors fixed by or in the manner provided in these Bylaws shall constitute a quorum for the transaction of business at any Board meeting but if less than a majority are present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice. A majority of the number of directors composing any committee of the Board, as established and fixed by resolution of the Board, shall constitute a quorum for the transaction of business at any meeting of such committee but if less than a majority are present at a meeting, a majority of such directors present may adjourn the committee meeting from time to time without further notice.

3.9  Manner of Acting

     If a quorum is present when the vote is taken, the act of the majority of the directors present at a Board or committee meeting shall be the act of the Board or such committee, unless the vote of a greater number is required by these Bylaws, the Articles of Incorporation or the Nevada Private Corporations Law.

3.10 Presumption of Assent

     A director of the corporation who is present at a Board or committee meeting at which any action is taken shall be deemed to have assented to the action taken unless (a) the director objects at the beginning of the meeting, or promptly upon the director's arrival, to holding the meeting or transacting any business at such meeting, (b) the director's dissent or abstention from the action taken is entered in the minutes of the meeting, or (c) the director delivers written notice of the director's dissent or abstention to the presiding officer of the meeting before its adjournment or to the corporation within a reasonable time after adjournment of the meeting. The right of dissent or abstention is not available to a director who votes in favor of the action taken.

3.11 Action by Board or Committees Without a Meeting

      Any action that could be taken at a meeting of the Board or of any committee created by the Board may be taken without a meeting if one or more written consents setting forth the action so taken are signed by all of the directors or by all of the committee members either before or after the action is taken and delivered to the corporation. Action taken by written consent of directors without a meeting is effective when the last director signs the consent, unless the consent specifies a later effective date. Any such written consent shall be inserted in the minute book as if it were the minutes of a Board or a committee meeting.

3.12 Resignation

      Any director may resign from the Board or any committee of the Board at any time by delivering either oral tender of resignation at any meeting of the Board or any committee, or written notice to the Chairman of the Board, the President, the Secretary or the Board. Any such resignation is effective upon delivery thereof unless the notice of resignation specifies a later effective date and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

3.13 Removal

      At a meeting of stockholders called expressly for that purpose, one or more members of the Board, including the entire Board, may be removed with or without cause (unless the Articles of Incorporation permits removal for cause only) by the holders of the shares entitled to elect the director or directors whose removal is sought if the number of votes cast to remove the director exceeds the number of votes cast not to remove the director.

3.14 Vacancies

      If a vacancy occurs on the Board, including a vacancy resulting from an increase in the number of directors, the Board may fill the vacancy, or, if the directors in office constitute fewer than a quorum of the Board, they may fill the vacancy by the affirmative vote of a majority of all the directors in office. The stockholders may fill a vacancy only if there are no directors in office. A director elected to fill a vacancy shall serve only until the next election of directors by the stockholders.

3.15 Executive and Other Committees

     3.15.1    Creation of Committees

     The Board, by resolution adopted by the greater of a majority of the directors then in office and the number of directors required to take action in accordance with these Bylaws, may create standing or temporary committees, including an Executive Committee, and appoint members from its own number and invest such committees with such powers as it may see fit, subject to such conditions as may be prescribed by the Board, the Articles of Incorporation, these Bylaws and applicable law. Each committee must have one or more members, and the Board may designate one or more directors as alternate members who may replace any absent or disqualified member at any committee meeting, with all such members and alternate members to serve at the pleasure of the Board.

     3.15.2    Authority of Committees

     Each Committee shall have and may exercise all the authority of the Board to the extent provided in the resolution of the Board creating the committee and any subsequent resolutions adopted in like manner, except that no such committee shall have the authority to: (i) approve or adopt, or recommend to the stockholders, any action or matter expressly required by the Articles of Incorporation or the Nevada Private Corporations Law to be submitted to stockholders for approval or (ii) adopt, amend or repeal any bylaw of the corporation.


     3.15.3    Minutes of Meetings

      All committees shall keep regular minutes of their meetings and shall cause them to be recorded in books kept for that purpose.

     3.15.4    Removal

      The Board may remove any member of any committee elected or appointed by it but only by the affirmative vote of the greater of a majority of directors then in office and the number of directors required to take action in accordance with these Bylaws.

3.16 Compensation

      By Board resolution, directors and committee members may be paid either expenses, if any, of attendance at each Board or committee meeting, or a fixed sum for attendance at each Board or committee meeting, or a stated salary as director or a committee member, or a combination of the foregoing. No such payment shall preclude any director or committee member from serving the corporation in any other capacity and receiving compensation therefore.

                      SECTION 4.  OFFICERS

4.1  Appointment and Term

      The officers of the corporation shall be those officers appointed from time to time by the Board or by any other officer empowered to do so. The Board shall have sole power and authority to appoint executive officers. As used herein, the term "executive officer" shall mean the President, the chief financial officer and any other officer designated by the Board as an executive officer. The Board or the President may appoint such other officers to hold office for such period, have such authority and perform such duties as may be prescribed. The Board may delegate to any other officer the power to appoint any subordinate officers and to prescribe their respective terms of office, authority and duties. Any two or more offices may be held by the same person. Unless an officer dies, resigns or is removed from office, he or she shall hold office until his or her successor is appointed.

4.2  Resignation

      Any officer may resign at any time by delivering written notice to the corporation. Any such resignation is effective upon delivery, unless the notice of resignation specifies a later effective date, and, unless otherwise specified, the acceptance of such resignation shall not be necessary to make it effective.

4.3  Removal

     Any officer may be removed by the Board at any time, with or without cause. An officer or assistant officer, if appointed by another officer, may be removed at any time, with or without cause, by any officer authorized to appoint such officer or assistant officer.

4.4  Contract Rights of Officers

      The appointment of an officer does not itself create contract rights.

4.5  Chairman of the Board

      If appointed, the Chairman of the Board shall perform such duties as shall be assigned to him or her by the Board from time to time, and shall preside over meetings of the Board and stockholders unless another officer is appointed or designated by the Board of Directors or Chairman of such meetings.

4.6  President

      The President shall be the chief executive officer of the corporation, unless some other officer is so designated by the Board, shall preside over meetings of the Board and stockholders in the absence of a Chairman of the Board, and, subject to the Board's control, shall supervise and control all the assets, business and affairs of the corporation. In general, the President shall perform all duties incident to the office of
President and such other duties as are prescribed by the Board from time to time. If no Secretary has been appointed, the
President shall have responsibility for the preparation of minutes of meetings of the Board and stockholders and for authentication of the records of the corporation.

4.7  Vice President

      In the event of the death of the President or his or her inability to act, the Vice President (or if there is more than one Vice President, the Vice President who was designated by the Board as the successor to the President, or if no Vice President is so designated, the Vice President first elected to such office) shall perform the duties of the President, except as may be limited by resolution of the Board, with all the powers of and subject to all the restrictions upon the President. Vice Presidents shall perform such other duties as from time to time may be assigned to them by the President or by or at the direction of the Board.

4.8  Secretary

      The Secretary shall be responsible for preparation of minutes of the meetings of the Board and stockholders, maintenance of the corporation's records and stock registers, and authentication of the corporation's records, and shall in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him or her by the President or by or at the direction of the Board. In the absence of the Secretary, an Assistant Secretary may perform the duties of the Secretary.

4.9  Treasurer

      The Treasurer shall have charge and custody of and be responsible for all funds and securities of the corporation, receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in banks, trust companies or other depositories selected in accordance with the provisions of these Bylaws, and in general perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him or her by the President or by or at the direction of the Board. In the absence of the Treasurer, an Assistant Treasurer may perform the duties of the Treasurer.

4.10 Salaries

      The salaries of the officers shall be fixed from time to time by the Board or by any person or persons to whom the Board has delegated such authority. No officer shall be prevented from receiving such salary by reason of the fact that he or she is also a director of the corporation.

        SECTION 5.  CONTRACTS, LOANS, CHECKS AND DEPOSITS

5.1  Contracts

     The Board may authorize any officer or officers, or agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation. Such authority may be general or confined to specific instances.

5.2  Loans to the Corporation

      No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board. Such authority may be general or confined to specific instances.

5.3  Checks, Drafts, Etc.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, or agent or agents, of the corporation and in such manner as is from time to time determined by resolution of the Board.

5.4  Deposits

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board may authorize.

     SECTION 6.  CERTIFICATES FOR SHARES AND THEIR TRANSFER

6.1  Issuance of Shares

      No shares of the corporation shall be issued unless authorized by the Board, or by a committee designated by the Board to the extent such committee is empowered to do so.

6.2  Certificates for Shares

     Certificates representing shares of the corporation shall be signed, either manually or in facsimile, by the President or any Vice President and by the Treasurer or any Assistant Treasurer or the Secretary or any Assistant Secretary and shall include on their face written notice of any restrictions that may be imposed on the transferability of such shares. All certificates shall be consecutively numbered or otherwise identified.

6.3  Stock Records

      The stock transfer books shall be kept at the principal office of the corporation or at the office of the corporation's transfer agent or registrar. The name and address of each person to whom certificates for shares are issued, together with the class and number of shares represented by each such certificate and the date of issue thereof, shall be entered on the stock transfer books of the corporation. The person in whose name shares stand on the books of the corporation shall be deemed by the corporation to be the owner thereof for all purposes.

6.4  Restriction on Transfer

      Except to the extent that the corporation has obtained an opinion of counsel acceptable to the corporation that transfer restrictions are not required under applicable securities laws, or has otherwise satisfied itself that such transfer restrictions are not required, all certificates representing shares of the corporation shall bear a legend on the face of the certificate, or on the reverse of the certificate if a reference to the legend is contained on the face, which reads substantially as follows:

     THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR APPLICABLE STATE SECURITIES LAWS, AND NO INTEREST MAY BE SOLD, DISTRIBUTED, ASSIGNED, OFFERED, PLEDGED OR OTHERWISE TRANSFERRED UNLESS (A) THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT AND APPLICABLE STATE SECURITIES LAWS
     COVERING ANY SUCH TRANSACTION INVOLVING SAID SECURITIES, (B) THIS CORPORATION RECEIVES AN OPINION OF LEGAL COUNSEL FOR THE HOLDER OF THESE SECURITIES SATISFACTORY TO THIS CORPORATION STATING THAT SUCH TRANSACTION IS EXEMPT FROM REGISTRATION, OR (C) THIS
     CORPORATION OTHERWISE SATISFIES ITSELF THAT SUCH TRANSACTION IS EXEMPT FROM REGISTRATION.

6.5  Transfer of Shares

     The transfer of shares of the corporation shall be made only on the stock transfer books of the corporation pursuant to authorization or document of transfer made by the holder of record thereof or by his or her legal representative, who shall furnish proper evidence of authority to transfer, or by his or her attorney-in-fact authorized by power of attorney duly executed and filed with the Secretary of the corporation. All certificates surrendered to the corporation for transfer shall be canceled and no new certificate shall be issued until the former certificates for a like number of shares shall have been surrendered and canceled.

6.6  Lost or Destroyed Certificates

      In the case of a lost, destroyed or damaged certificate, a new certificate may be issued in its place upon such terms and indemnity to the corporation as the Board may prescribe.

                  SECTION 7.  BOOKS AND RECORDS

     The corporation shall:

     (a) Keep as permanent records minutes of all meetings of its stockholders and the Board, a record of all actions taken by the stockholders or the Board without a meeting, and a record of all actions taken by a committee of the Board exercising the authority of the Board on behalf of the corporation.

     (b) Maintain appropriate accounting records.

     (c) Maintain a record of its stockholders, in a form that permits preparation of a list of the names and addresses of all stockholders, in alphabetical order by class of shares showing the number and class of shares held by each; provided, however, such record may be maintained by an agent of the corporation.

     (d) Maintain its records in written form or in another form capable of conversion into written form within a reasonable time.

     (e) Keep a copy of the following records at its principal office:

               1.   the Articles of Incorporation and all
          amendments thereto as currently in effect;
               2. these Bylaws and all amendments thereto as currently in effect;
               3. the minutes of all meetings of stockholders and records of all action taken by stockholders without a meeting, for the past three years;
               4. the corporation's financial statements for the past three years;
               5. all written communications to stockholders generally within the past three years;
               6. a list of the names and business addresses of the current directors and officers; and
               7. the most recent annual report delivered to the Nevada Secretary of State.

                   SECTION 8.  ACCOUNTING YEAR

     The accounting year of the corporation shall be the calendar year, provided that if a different accounting year is at any time selected by the Board for purposes of federal income taxes, or any other purpose, the accounting year shall be the year so selected.

                        SECTION 9.  SEAL

     The Board may provide for a corporate seal that shall consist of the name of the corporation, the state of its incorporation, and the year of its incorporation.

                  SECTION 10.  INDEMNIFICATION

10.1 Right to Indemnification

     Each person who was, is or is threatened to be made a party to or is otherwise involved (including, without limitation, as a witness) in any threatened, pending or completed action, suit, claim or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal (hereinafter "proceedings"), by reason of the fact that he or she is or was a director or officer of the corporation or, that being or having been such a director or officer of the corporation, he or she is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise (hereafter an "indemnitee"), whether the basis of a proceeding is alleged action in an official capacity or in any other capacity while serving as such a director, officer, partner, trustee, employee or agent, shall be indemnified and held harmless by the corporation against all losses, claims, damages (compensatory, exemplary, punitive or otherwise), liabilities and expenses (including attorneys' fees, costs, judgments, fines, ERISA excise taxes or penalties, amounts to be paid in settlement and any other expenses) actually and reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a director or officer of the Company or a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise and shall inure to the benefit of the indemnitee's heirs, executors and administrators. Except as provided in subsection 10.4 of this Section with respect to proceedings seeking to enforce rights to indemnification, the corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if a proceeding (or part thereof) was authorized or ratified by the Board. The right to indemnification conferred in this Section shall be a contract right.

10.2 Restrictions on Indemnification

     No indemnification shall be provided to any such indemnitee for acts or omissions of the indemnitee (a) if the indemnitee did not (i) act in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to the best interests of the corporation, and (ii) with respect to any criminal action or proceeding, have reasonable cause to believe the indemnitee's conduct was unlawful or (b) if the corporation is otherwise prohibited by applicable law from paying such indemnification. Notwithstanding the foregoing, if Section 78.7502 or any successor provision of the Nevada Private Corporations Law is hereafter amended, the restrictions on indemnification set forth in this subsection 10.2 shall be as set forth in such amended statutory provision.

10.3 Advancement of Expenses

     The right to indemnification conferred in this Section shall include the right to be paid by the corporation the expenses reasonably incurred in defending any proceeding in advance of its final disposition (hereinafter an "advancement of expenses"). An advancement of expenses shall be made upon delivery to the corporation of an undertaking (hereinafter an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such indemnitee is not entitled to be indemnified.

10.4 Right of Indemnitee to Bring Suit

     If a claim under subsection 10.1 or 10.3 of this Section is not paid in full by the corporation within 60 days after a written claim has been received by the corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be 20 days, the indemnitee may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim. If successful in whole or in part, in any such suit or in a suit brought by the corporation to recover an advancement of expenses pursuant to the terms of the undertaking, the indemnitee shall be entitled to be paid also the expense of litigating such suit. The indemnitee shall be presumed to be entitled to indemnification under this Section upon submission of a written claim (and, in an action brought to enforce a claim for an advancement of expenses, when the required undertaking has been tendered to the corporation) and thereafter the corporation shall have the burden of proof to overcome the presumption that the indemnitee is so entitled.

10.5 Nonexclusivity of Rights

     The right to indemnification and the advancement of expenses conferred in this Section shall not be exclusive of any other right that any person may have or hereafter acquire under any statute, provision of the Articles of Incorporation or Bylaws of the corporation, general or specific action of the Board or stockholders, contract or otherwise.

10.6 Insurance, Contracts and Funding

     The corporation may maintain insurance, at its expense, to protect itself and any director, officer, partner, trustee, employee or agent of the corporation or another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any expense, liability or loss, whether or not the corporation would have the authority or right to indemnify such person against such expense, liability or loss under the Nevada Private Corporations Law or other law. The corporation may enter into contracts with any director, officer, partner, trustee, employee or agent of the corporation in furtherance of the provisions of this section and may create a trust fund, grant a security interest, or use other means (including, without limitation, a letter of credit) to ensure the payment of such amounts as may be necessary to effect indemnification as provided in this Section.

10.7 Indemnification of Employees and Agents of the Corporation

     In addition to the rights of indemnification set forth in subsection 10.1, the corporation may, by action of the Board, grant rights to indemnification and advancement of expenses to employees and agents or any class or group of employees and agents of the corporation (a) with the same scope and effect as the provisions of this Section with respect to indemnification and the advancement of expenses of directors and officers of the corporation; (b) pursuant to rights granted or provided by the Nevada Private Corporations Law; or (c) as are otherwise consistent with the law.

10.8 Persons Serving Other Entities

     Any person who, while a director or officer of the corporation, is or was serving (a) as a director, officer, employee or agent of another corporation of which a majority of the shares entitled to vote in the election of its directors is held by the corporation or (b) as a partner, trustee or otherwise in an executive or management capacity in a partnership, joint venture, trust, employee benefit plan or other enterprise of which the corporation or a majority owned subsidiary of the corporation is a general partner or has a majority ownership shall conclusively be deemed to be so serving at the request of the corporation and entitled to indemnification and the advancement of expenses under subsections 10.1 and 10.3 of this Section.

              SECTION 11.  LIMITATION OF LIABILITY

     To the full extent that the Nevada Private Corporations Law, as they exist on the date hereof or may hereafter be amended, permit the limitation or elimination of the liability of any person who would be considered an indemnitee under subsection
10.1 of Section 10, an indemnitee of the Company shall not be liable to the Company or its stockholders for monetary damages for conduct in the capacity based upon which such person is considered an indemnitee. Any amendments to or repeal of this
Section 11 shall not adversely affect any right or protection of any indemnitee of the Company for or with respect to any acts or omissions of such indemnitee occurring prior to such amendment or repeal.

                     SECTION 12.  AMENDMENTS

      These Bylaws may be altered, amended or repealed and new Bylaws may be adopted by the Board, except that the Board may not repeal or amend any Bylaw that the stockholders have expressly provided, in amending or repealing such Bylaw, may not be amended or repealed by the Board. The stockholders may also alter, amend and repeal these Bylaws or adopt new Bylaws. All Bylaws made by the Board may be amended, repealed, altered or modified by the stockholders.

The foregoing Bylaws were adopted by the Board on March 5, 2002.




                              Print Name:    Judy Tayler
                              Title:         Secretary








EHIBIT E




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                    SCHEDULE 14C INFORMATION

         Information Statement Pursuant to Section 14(c) of the Securities Exchange Act of 1934


Check the appropriate box:
[ ]Preliminary Information Statement
[ ]Confidential, For Use of the Commission Only (as permitted  by
   Rule 14c-5(d)(2))
[X]Definitive Information Statement


                         Peru Partners Ltd.
        (Name of Registrant as Specified in Its Charter)



Payment of Filing Fee (Check the appropriate box):
[X]No fee required
[ ]Fee computed on table below per Exchange Act Rules 14c-5(g)and 0-11.

  1)  Title of each class of securities to which transaction applies:

  2)  Aggregate number of securities to which transaction applies:

  3) Per unit price or other underlying value of transaction computed pursuant to Exchange Act Rule 0-11 (set forth the amount on which the filing fee is calculated and state how it was determined):

  4)  Proposed maximum aggregate value of transaction:

  5)  Total fee paid:


[ ]Fee paid previously by written preliminary materials.
[ ]Check box if any part of the fee is offset as provided by Exchange Act
   Rule 0-11(a)(2) and identify the filing for which the offsetting fee was paid previously. Identify the previous filing by registration statement number, or the Form or Schedule and the date of its filing.

  1)  Amount Previously Paid:
  2)  Form Schedule or Registration Statement No.:
  3)  Filing Party:
  4)  Date Filed:


                       PERU PARTNERS LTD.
                  5800 N. Dodge Avenue Bldg. A
                    Flagstaff, Arizona  86004
                         (928) 526-2275

                    NOTICE OF PROPOSED ACTION
by Written Consent of a Majority of the Outstanding Common Stock
             to be taken on or before March 5, 2002


To the Stockholders of Peru Partners Ltd.:

Notice is hereby given to all stockholders that a majority action of the stockholders (the "Action") of Peru Partners Ltd., a Nevada corporation ("Peru Partners" or the "Company"), will be taken on March 5, 2002, or such sooner date that a majority of the shareholders of the Corporation consent in writing to adopt Amended and Restated Articles of Incorporation for the Company in accordance with Sections 78.315 and 78.320, respectively, of the Nevada Revised Statutes ("NRS"). The majority stockholders collectively own in excess of the required majority of the outstanding voting securities of the Company necessary for the adoption of the action. The proposed Action to be taken by the majority stockholders consists of adopting and approving Amended and Restated Articles of Incorporation, including a change in the name of the Corporation to Agra-Tech Incorporated, increasing the authorized common stock, and authorizing 20,000,000 shares of Preferred Stock, par value $0.001 per share. The change to the Company's Articles of Incorporation will be effected on or before March 5, 2002.

Only  stockholders of record at the close of business on  January
4,   2002  will  be  entitled  to  receipt  of  this  Information
Statement.

WE  ARE  NOT ASKING YOU FOR A PROXY AND YOU ARE REQUESTED NOT  TO
SEND  US  A  PROXY.   PLEASE DO NOT SEND IN  ANY  OF  YOUR  STOCK
CERTIFICATES AT THIS TIME.

                      By   Order  of  the  Board  of  Directors


                               /s/ William Pierson
                                   William Pierson, President


         Approximate date of mailing: February 10, 2002.



                       PERU PARTNERS LTD.
                  5800 N. Dodge Avenue Bldg. A
                    Flagstaff, Arizona  86004
                         (928) 526-2275

                      INFORMATION STATEMENT

              Action by a Majority of Stockholders

The   Board  of  Directors  of  Peru  Partners  Ltd.,  a   Nevada
corporation ("Peru Partners" or the "Company"), is furnishing this Information Statement to the holders of the Common Stock, par value $.001 per share, of the Company in connection with the proposed Action to be taken on or before March 5, 2002, by the holders of a majority of the issued and outstanding shares of the voting Common Stock of the Company, in accordance with Section
78.320 of the Nevada Revised Statutes. The proposed Action consists of adopting and approving Amended and Restated Articles of Incorporation, including a change in the name of the Company to Agra-Tech Incorporated, an increase in the authorized common stock, and the authorization of Preferred Stock. The amendments to the Articles of Incorporation of the Company are being made, in part, to ensure continued control of the Company by the directors and executive management of the Company, which is expected to provide stability to the Company as it moves forward to implement its business plan, and to provide the Company with more flexibility to conduct equity financings.

This Information Statement is first being mailed to stockholders on or about February 10, 2002. Only stockholders of record at the close of business on January 4, 2002, are entitled to notice of the action and to receive this Information Statement.

The Board of Directors and persons owning the majority of the outstanding voting Common Stock of the Company have unanimously adopted and approved resolutions to effect the change to the
Articles  of  Incorporation of the Company.  No other  votes  are required or necessary. See the section of this Information Statement entitled "Vote Required for Approval" below. The Amended and Restated Articles of Incorporation will be filed with the Secretary of State of Nevada and are expected to become effective on or before March 5, 2002.

WE  ARE  NOT ASKING YOU FOR A PROXY AND YOU ARE REQUESTED NOT  TO
SEND  US  A  PROXY.   PLEASE DO NOT SEND IN  ANY  OF  YOUR  STOCK
CERTIFICATES AT THIS TIME.

                 Dissenters' Rights of Appraisal

The Nevada Revised Statutes do not provide for dissenters' rights of appraisal in connection with the amendment of articles of incorporation.

         Voting Securities and Principal Holders Thereof

The Board of Directors has fixed the close of business on January
4, 2002, as the record date for the determination of the common stockholders entitled to notice of the majority stockholder action by written consent.

On the record date, the Company had 4,930,305 shares of Common Stock, par value $.001, issued and outstanding.
The affirmative vote of the holders of a
majority of the outstanding shares of the Company is required to adopt and approve the Amended and Restated Articles of Incorporation. The holders of 2,500,000 shares of voting Common Stock, or 50.71% of the Company's outstanding shares on the record date, propose to sign a written consent to take the Action on or before March 5, 2002. This consent will be sufficient, without further stockholder action, to effect the adoption and approval of the Amended and Restated Articles of Incorporation by the Company.

On January 18, 2002, the Company effected an increase in the number of shares of common stock of the Company outstanding on December 21, 2002, on a 10 to 1 basis.

In conjunction with the shareholder Action adopting the Amended and Restated Articles of Incorporation, the Board of Directors intends to adopt Amended and Restated Bylaws of the Company, a copy of which are attached hereto as Exhibit B. No shareholder action is required with respect to the Amended and Restated Bylaws.

 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth as of January 4, 2002, certain information known to the Company regarding the beneficial ownership of the Company's Common Stock, par value $.001 per share, as adjusted to reflect the share ownership for (i) each executive officer or director of the Company who beneficially owns shares; (ii) each stockholder known to the Company to beneficially own five percent or more of the outstanding shares of its common stock; and (iii) all executive officers and directors as a group. The Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. All of the beneficial owners listed are accessible at 5800 N. Dodge Avenue Bldg. A, Flagstaff, Arizona 86004, the Company's principal offices.

  NAME, ADDRESS, AND TITLE OF          SHARES      PERCENTAGE OF
  STOCKHOLDER                        BENEFICIALLY  CLASS OWNED
                                        OWNED
  J. P. Beehner                         1,250,000      25.35
  P.O. Box 2370 Alvin, TX 77512-
  2370
  Dorothy A. Mortenson  1               1,450,000      29.41
  P.O. Box 5034 Alvin, TX 77512-
  5034
  David Mortenson  2                    1,450,000      29.41
  P.O. Box 5034 Alvin, TX 77512-
  5034
  William Pierson, President,             630,305      12.78
  Director  3
  5800 Dodge Ave. Bldg. A,
  Flagstaff, AZ 86004
  Carlos Wall, Director  4                430,305       8.73
  18094 Cherry Tree Lane,
  Suquamish, WA  98392
  Judy Tayler, Secretary,                       0       0
  Treasurer, Director
  1600 Beach Avenue, Suite 707L,
  Vancouver, BC V6G 1Y6
  Canada
  All Executive Officer and               630,305      12.78

  Directors as a Group (3 persons)
1 Includes 1,250,000 shares owned directly by Ms. Mortenson and 200,000 shares owned by her husband, David Mortenson. Ms. Mortenson disclaims beneficial ownership of shares owned by her husband.
2 Includes 200,000 shares owned directly by Mr. Mortenson and 1,250,000 shares owned by his wife, Dorothy Mortenson. Mr. Mortenson disclaims beneficial ownership of shares owned by his wife.
3 Consists of 200,000 shares directly owned and 430,305 shares owned by Agra-Technologies, Inc., of which Mr. Pierson is president and a director.
4 Consists of 430,305 shares owned by Agra-Technologies, Inc., of which Mr. Wall is a director.

Interest of Certain Persons In or Opposition to Matters to Be Acted Upon

The directors and executive officers of the Company do not have any substantial interest in the matters to be acted upon other than the effect of certain provisions in the proposed Amended and Restated Articles of Amendment that entrench them in their positions and ensure their continued control of the Company. For further discussion of those provisions, please see the section of this Information Statement entitled "Amended and Restated Articles of Incorporation."

                   Vote Required for Approval

The procedure and requirements to effect an amendment to the articles of incorporation of a Nevada corporation are set forth in Section 78.390 of the Nevada Revised Statutes, which provides that proposed amendments must first be adopted by the Board of Directors and then submitted to stockholders for their consideration at an annual or a special meeting and must be approved by a majority of the outstanding voting securities.

Section 78.320 of the Nevada Revised Statutes provides that any action required to be taken at an annual or a special meeting of the stockholders of a Nevada corporation may be taken by written consent in lieu of a meeting, if the consent is signed by stockholders owning at least a majority of the voting power as determined on the record date.

The Board of Directors of the Company and stockholders owning and having voting power in excess of 50% of the outstanding voting securities of the Company, as of the record date, have adopted and approved the Amended and Restated Articles of Incorporation. No further votes are required to effect the action.


         Amended and Restated Articles of Incorporation

The Amended and Restated Articles of Incorporation completely supersede the existing Articles of Incorporation of the Company. On December 21, 2001, the Board of Directors of the Company signed resolutions advising the adoption of the Amended and Restated Articles of Incorporation and called for approval by a vote of the stockholders of the Company.

The following is a summary comparison of the major changes to the previous Articles of Incorporation of the Company. A copy of the Amended and Restated Articles of Incorporation are attached to this Information Statement as Exhibit A. Where relevant, a brief discussion is included explaining the purpose of the change and its effect on stockholders, both positive and negative.

The overall effect of the changes to the Articles of Incorporation of the Company is to make more difficult the accomplishment of mergers or the assumption of control by a principal stockholder, and thus to make more difficult the removal of management.

                                              Proposed Amended
                      Current Articles of       and Restated
 Subject Matter of       Incorporation           Articles of
       Change                                   Incorporation

1.  Name of            Article I.  Peru       Article I.  Agra-
  corporation            Partners Ltd.        Tech Incorporated

Purpose: To align the name of the Company more closely with its core business.

Effect: There is no effect on shareholders from the change in the name of the Company. The name change will facilitate the Company's shift from selling vitamins through the Internet to research relating to complex minerals, including cinder, and the procurement and processing of such minerals for farming, ranching, agriculture and other agra- business purposes, with the view toward commercializing the processes and products that are developed.


2.  Authorized        Article IV.           Article II, Section
      capital         25,000,000 shares of  2.1.  270,000,000
                      common stock, par     total authorized
                      value of $0.001 per   shares, consisting
                      share.                of 250,000,000
                                            shares of common
                                            stock having par
                                            value of $0.001 per
                                            share and 20,000,000
                                            shares of preferred
                                            stock having a par
                                            value of $0.001 per
                                            share.

Purpose: To enable the board of directors to establish classes and series of preferred stock with separate rights and preferences to that of common stock.

Effect: Authorizing the preferred stock provides the board of directors with a mechanism for establishing a separate class of stock with superior rights to that of the common stock of the Company. The issuance of either common or preferred stock may dilute stock ownership of holders of common stock and thereby reduce their voting power and reduce their rights to the net assets of the Company upon dissolution.


3.  Rights and        No authorized         Article II, Section
preferences of the    preferred stock.      2.2.  Board of
 preferred stock                            directors granted
                                            the authority to
                                            issue preferred
                                            stock and to fix and
                                            determine and to
                                            amend the voting
                                            powers,
                                            designations,
                                            preferences,
                                            limitations,
                                            restrictions and
                                            relative rights of
                                            the shares,
                                            including such
                                            matters as
                                            dividends,
                                            redemption,
                                            liquidation,
                                            conversion and
                                            voting.

Purpose: To enable the board of directors to determine the rights, preferences, privileges and limitations associated with preferred stock without shareholder approval.

Effect: This is an anti-takeover measure. The board of directors has exclusive discretion to issue preferred stock with rights that may trump those of common stock. The effect may be to dilute the stock ownership of holders of common stock and thereby reduce their voting power and reduce their rights to the net assets of the Company upon dissolution. Blank-check preferred stock can delay or hinder a change in control of the board of directors and management.


4.  Cumulative        Article IV.           Article V.
      voting          Cumulative voting is  Cumulative voting is
                      prohibited at any     prohibited in the
                      election of           election of
                      directors or upon     directors.
                      any other matter.

Purpose: To prevent the ability of a shareholder voting more than one vote per share held when electing directors.

Effect: Remains the same. With cumulative voting, each holder of stock possessing voting power would be entitled to as many votes as equal the number of his or her shares of stock multiplied by the number of directors to be elected. The shareholder would then be able to cast all of his or her votes for a single director or multiple directors. Cumulative voting enables a holder of a substantial minority position entitled to vote to more easily elect a director by voting a larger number of shares than the shareholder actually holds. Cumulative voting in the election of directors will not be permitted. Shareholders of the Company's common stock will be entitled to one vote per share held. Accordingly, the holders of a majority of the common shares, present in person or by proxy, will be able to elect all of the Company's directors. Cumulative voting may, in effect, shift control over the election of directors to a few principal shareholders.


5.  Number of         Article VI.  The      Article VI, Section
    directors         number of directors   6.1. The number of
                      shall be not less     directors shall be
                      than one or more      not less than one
                      than five.            nor more than six
                                            directors.
Purpose: To set the number of directors which may comprise the board of directors.

Effect: Increases the maximum authorized number of board members from five to six.


6.  Term of office    Bylaws - Article      Article VI, Section
    of directors      Two, Section 2.13.    6.2.  Directors
                      Annual election of    shall be divided
                      all directors.        into three classes,
                                            with each class to
                                            be as nearly equal
                                            in number as
                                            possible, as
                                            specified by
                                            resolution of the
                                            board of directors
                                            or, if the directors
                                            in office constitute
                                            fewer than a quorum
                                            of the board of
                                            directors, by
                                            affirmative vote of
                                            a majority of the
                                            directors in office.
                                            Term of office of
                                            directors is as
                                            follows:

                                                 First Class -
                                            expires at first
                                            annual meeting of
                                            shareholders.

                                                 Second Class -
                                            expires at second
                                            annual meeting of
                                            shareholders.

                                                 Third Class -
                                            expires at third
                                            annual meeting of
                                            shareholders.

                                            Thereafter, the
                                            directors by class
                                            shall hold staggered
                                            terms of three
                                            years.

Purpose: To set the term of office of each director and to stagger the terms of the directors to ensure the continuity of the board of directors and management.

Effect: A staggered board of directors affects every election of directors. The staggered system of electing directors makes it more difficult for shareholders to change the majority of directors even when the only reason for the change may be the performance of the present directors. Changing the majority of directors under the staggered system requires three separate annual meetings, while under the current system of electing directors only one annual meeting is necessary to change all of the of directors. As an anti-takeover measure, the effect is to prevent insurgent shareholders from immediately seizing control of the board of directors, either through stock acquisitions or a proxy contest.

7.  Removal of        Bylaws - Article      Article VI, Section
    directors         Two, Section 2.14.    6.3.  Shareholders
                      The entire board of   may remove one or
                      directors or any      more directors with
                      individual director   or without cause,
                      may be removed from   but only at a
                      office by a vote of   special meeting
                      shareholders holding  called for the
                      a majority of the     purpose of removing
                      outstanding shares    the director(s).
                      entitled to vote at
                      an election of
                      directors.

Purpose: To place limitations on removal of a director by shareholders.

Effect: In combination with the prohibition against shareholders calling a special meeting, this provision effectively limits the removal of directors to an annual meeting or board of directors' action. This represents an additional measure to deter a change in control of the Company.


8.  Vacancies on      Bylaws - Article      Article VI, Section
Board of Directors    Two, Section 2.15.    6.4.  The board may
                      Vacancies other than  fill the vacancy,
                      those caused by an    or, if the directors
                      increase in the       in office constitute
                      number of directors   fewer than a quorum,
                      may be filled         they may fill the
                      temporarily by        vacancy by the
                      majority vote of the  affirmative vote of
                      remaining directors,  a majority of all
                      though less than a    directors in office.
                      quorum, or by a sole  The shareholders may
                      remaining director.   fill a vacancy only
                      Vacancies on the      if there are no
                      board of directors,   directors in office.
                      including those
                      caused by an          Bylaws - Section
                      increase in the       3.14.  A director
                      number of directors   elected to fill a
                      shall be filled by    vacancy shall serve
                      the shareholders at   only until the next
                      the next annual       election of
                      meeting or at a       directors by the
                      special meeting       shareholders.
                      called for that
                      purpose. Directors
                      so elected hold
                      office until a
                      qualified successor
                      is elected at a
                      shareholders'
                      meeting.

Purpose:  No material change.

Effect: Prevents shareholders from selecting directors to fill vacancies on the board of directors. This ensures that the board of directors will maintain control over its membership and thereby prevent the removal of management.


9.  Amending Bylaws   Bylaws - Article I,   Article VIII.  Board
                      Section 1.04.  The    has power to adopt,
                      shareholders or       amend or repeal the
                      board of directors,   bylaws of the
                      subject to any        corporation, subject
                      limits imposed by     to the power of the
                      the shareholders,     shareholders to
                      may amend or repeal   amend or repeal the
                      these bylaws and      bylaws.  The
                      adopt new bylaws.     shareholders also
                      All amendments shall  have the power to
                      be upon advice of     amend or repeal
                      counsel as to         bylaws of the
                      legality, except in   corporation and to
                      an emergency.         adopt new bylaws.

Purpose:  No material change.

Effect: Provides the board of directors with the authority to adopt, amend or repeal Bylaws. Directors may effect a change in the Bylaws that could impact the governance of the Company.



10.  Consent in Lieu  Article V.  Any       Article IX, Section
      of Meeting of   action required to,   9.1.  Any action
      Shareholders    or that may, be       required or
                      taken without a       permitted to be
                      meeting, without      taken at a
                      prior notice and      shareholders meeting
                      without a vote, if a  may be taken without
                      consent or consents   a meeting, without
                      in writing, setting   prior notice and
                      forth the action so   without a vote, if a
                      taken, shall be       consent or consents
                      signed by the holder  in writing, setting
                      or holders of shares  forth the action
                      having not less than  taken, are signed by
                      the minimum number    the holders of
                      of votes that would   outstanding stock
                      be necessary to take  having not less than
                      such action at a      the minimum number
                      meeting at which the  of votes that would
                      holders of all        be necessary to
                      shares entitled to    authorize or take
                      vote on the action    the action at a
                      were present and      meeting at which all
                      voted.                shares entitled to
                                            vote were present
                                            and voted.
Purpose:  No material change.

Effect: The number of shares necessary to approve a proposal by written consent is that number required by law to authorize a particular action. In most cases to approve an action taken at a shareholders meeting under Nevada corporations law, a majority of the issued and outstanding shares must vote for the action. In cases where less than all of the shareholders may approve an action by written consent, a few principal shareholders may approve an action by written consent that other shareholders oppose.


11.  Number of votes  Bylaws - Article      Article IX, Section
      necessary to    III, Section 3.09.    9.2.  The minimum
     approve actions  The vote of the       number of shares
                      holders of a          required by law to
                      majority of the       approve the action;
                      shares entitled to    pursuant to NRS
                      vote on the matter    78.320(1)(b), 51% of
                      and represented at a  the shares present
                      meeting at which a    at the meeting must
                      quorum is present     vote "for" the
                      shall be the act of   action.
                      the shareholders'
                      meeting.

Purpose:  No material change.

Effect: Generally, Nevada corporations law as well as the current Articles of Incorporation of the Company require the affirmative vote of a majority of the issued and outstanding common shares to approve an action of the Company by the shareholders.


12.  Special          Bylaws - Article      Article IX, Section
     meetings         III, Section 3.14.    9.3.  Special
                      A special meeting of  meetings of the
                      the shareholders may  shareholders of the
                      be called at any      corporation for any
                      time by: (a) the      purpose may be
                      president; (b) the    called at any time
                      board of directors;   by the board of
                      or (c) one or more    directors and not by
                      shareholders holding  any other person(s).
                      in the aggregate one-
                      tenth or more of all
                      the shares entitled
                      to vote at the
                      meeting.

Purpose: Limits the authority to call a special meeting to the board of directors.

Effect: This is an anti-takeover measure. The provision ensures that shareholders are not able to call a special meeting. The effect is to limit the ability of one or more shareholders from bringing matters before the shareholders that may be contrary to the objectives of the board of directors. This limitation, in conjunction with the provisions on staggered elections of directors and removal of directors, prevents shareholders from effecting a change in control.



13.  Quorum for       Bylaws - Article      Article IX, Section
     Meetings of      III, Section 3.09.    9.4.  Except as
     Shareholders     The presence, in      required elsewhere
                      person or by proxy,   in the Articles of
                      of the persons who    Incorporation or
                      are entitled to vote  under law, one-third
                      a majority of the     of the votes
                      outstanding voting    entitled to be cast
                      shares on that        on a matter by the
                      matter shall          holders of shares
                      constitute the        that are entitled to
                      quorum necessary for  vote and be counted
                      the consideration of  on the matter shall
                      the matter at a       constitute a quorum
                      shareholders'         of such shares at a
                      meeting.              meeting of
                                            shareholders.

Purpose:   To decrease the number of shares necessary to
constitute a quorum for conducting the business of the Company.

Effect: The ability to form a quorum and hold a shareholder meeting becomes easier because a smaller number of voting shares must be present to convene the meeting.



               Where You Can Find More Information

The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, files reports and other information with the Securities and Exchange Commission (the "SEC"). You can read and copy any materials that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You can obtain information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains information the Company files electronically with the SEC, which you can access over the Internet at http://www.sec.gov. Copies of these materials may also be obtained by mail from the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C., 20549 at prescribed rates.

                          Other Matters

A   copy  of  the  proposed  Amended  and  Restated  Articles  of
Incorporation is enclosed herewith as Exhibit A.

                              Dated: January 31, 2002.

                              By Order of the Board of Directors


                              /s/ William Pierson
                              William Pierson, President

                            EXHIBIT A


        [Amended and Restated Articles of Incorporation]


         AMENDED AND RESTATED ARTICLES OF INCORPORATION

                               OF

                     AGRA-TECH INCORPORATED



The  undersigned  hereby adopts as its  chartering  document these Amended and Restated Articles of Incorporation.

                            ARTICLE I

     The name of the corporation is "Agra-Tech Incorporated".

                           ARTICLE II

     2.1. Authorized Capital

      The  total  number  of  shares  that  this  corporation  is authorized  to  issue is 270,000,000, consisting  of  250,000,000 shares of Common Stock having a par value of $0.001 per share and

20,000,000 shares of Preferred Stock having a par value of $0.001

per  share.   The  Common  Stock is subject  to  the  rights  and

preferences of the Preferred Stock as set forth below.

     2.2. Issuance of Preferred Stock by Class and in Series

      The Preferred Stock may be issued from time to time in  one or more classes and one or more series within such classes in any manner  permitted by law and the provisions of these Articles  of

Incorporation, as determined from time to time by  the  Board  of

Directors  and stated in the resolution or resolutions  providing for its issuance, prior to the issuance of any shares.  The Board of Directors shall have the authority to fix and determine and to amend  the  designation,  preferences, limitations  and  relative rights of the shares (including, without limitation, such matters as  dividends, redemption, liquidation, conversion and voting) of any class or series that is wholly unissued or to be established.

Unless   otherwise  specifically  provided  in   the   resolution

establishing  any class or series, the Board of  Directors  shall further  have the authority, after the issuance of  shares  of  a class  or  series whose number it has designated,  to  amend  the resolution  establishing such class or  series  to  decrease  the number  of  shares  of that class or series, but  not  below  the number of shares of such class or series then outstanding.

                           ARTICLE III

      The  purpose  of  this corporation  is  to  engage  in  any business, trade or activity that may lawfully be conducted  by  a corporation  organized  under the law  of  the  state  of  Nevada

(hereinafter,  "applicable corporate law") and to engage  in  any and  all  such activities as are incidental or conducive  to  the attainment of the foregoing purpose or purposes.

                           ARTICLE IV

      Except  as  may  be authorized pursuant to Section  2.2  of

Article  II,  no  preemptive rights shall exist with  respect  to shares of stock or securities convertible into shares of stock of this corporation.

                            ARTICLE V

      The  right  to cumulate votes in the election of  Directors shall  not  exist  with  respect  to  shares  of  stock  of  this corporation.

                           ARTICLE VI

     6.1. Number of Directors

      The  Board of Directors shall be composed of not less  than one  nor  more  than six Directors.  Except with respect  to  the initial Director, the specific number of Directors shall  be  set by  resolution of the Board of Directors or, if the Directors  in

office  constitute fewer than a quorum of the Board of Directors,

by  the  affirmative vote of a majority of all the  Directors  in

office.   The  number  of Directors of this  corporation  may  be

increased  or decreased from time to time in the manner  provided herein, but no decrease in the number of Directors shall have the effect of shortening the term of any incumbent Director.

     6.2. Classification of Directors

     The Directors shall be divided into three classes, with each class  to  be as nearly equal in number as possible, as specified by  resolution of the Board of Directors or, if the Directors  in

office  constitute fewer than a quorum of the Board of Directors,

by  the  affirmative vote of a majority of all the  Directors  in office.  The term of office of Directors of the first class shall expire  at  the first annual meeting of shareholders after  their

election.   The term of office of Directors of the  second  class

shall  expire at the second annual meeting after their  election.

The  term of office of Directors of the third class shall  expire at the third annual meeting after their election.  At each annual meeting after such classification, a number of Directors equal to the  number of the class whose term expires at the time  of  such

meeting  shall  be  elected  to  hold  office  until  the   third

succeeding  annual meeting.  Absent his or her death, resignation or  removal,  a  Director shall continue  to  serve  despite  the expiration  of  the Director's term until his  or  her  successor shall  have  been  elected and qualified  or  until  there  is  a decrease in the number of Directors.

     6.3. Removal of Directors

      The  shareholders may remove one or more Directors with  or without  cause,  but  only at a special meeting  called  for  the purpose  of  removing the Director or Directors, and the  meeting notice  must  state that the purpose, or one of the purposes,  of the meeting is removal of the Director or Directors.

     6.4. Vacancies on Board of Directors

      If a vacancy occurs on the Board of Directors, including  a vacancy  resulting from an increase in the number  of  Directors,

the Board of Directors may fill the vacancy, or, if the Directors in  office  constitute  fewer than  a  quorum  of  the  Board  of

Directors, they may fill the vacancy by the affirmative vote of a majority  of  all the Directors in office.  The shareholders  may fill a vacancy only if there are no Directors in office.



                           ARTICLE VII

      This corporation reserves the right to amend or repeal  any of the provisions contained in these Articles of Incorporation in any manner now or hereafter permitted by the applicable corporate law,  and the rights of the shareholders of this corporation  are granted subject to this reservation.

                          ARTICLE VIII

      The Board of Directors shall have the power to adopt, amend or repeal the Bylaws of this corporation, subject to the power of

the   shareholders   to  amend  or  repeal  such   Bylaws.    The

shareholders  shall also have the power to amend  or  repeal  the

Bylaws of this corporation and to adopt new Bylaws.

                           ARTICLE IX

     9.1. Shareholder Actions

     Subject to any limitations imposed by applicable securities laws, any action required or permitted to be taken at a

shareholders meeting may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted.

     9.2. Number of Votes Necessary to Approve Actions

      Whenever  applicable corporate law permits a  corporation's articles  of  incorporation to specify that a  lesser  number  of shares  than would otherwise be required shall suffice to approve an action by shareholders, these Articles of Incorporation hereby specify  that  the number of shares required to approve  such  an action shall be such lesser number.

     9.3. Special Meetings of Shareholders

      So  long  as this corporation is a public company,  special meetings  of the shareholders of the corporation for any  purpose may  be  called at any time by the Board of Directors or, if  the

Directors  in office constitute fewer than a quorum of the  Board of  Directors, by the affirmative vote of a majority of  all  the

Directors in office, but such special meetings may not be  called by any other person or persons.

     9.4. Quorum for Meetings of Shareholders.

      Except with respect to any greater requirement contained in these Articles of Incorporation or the applicable corporate  law,

one-third  of  the votes entitled to be cast on a matter  by  the holders of shares that, pursuant to the Articles of Incorporation or  the  applicable corporate law, are entitled to  vote  and  be counted  collectively upon such matter, represented in person  or by  proxy, shall constitute a quorum of such shares at a  meeting of shareholders.

                            ARTICLE X

      To  the  full extent that applicable corporate law,  as  it exists  on  the date hereof or may hereafter be amended,  permits the  limitation  or  elimination of  the  personal  liability  of

Directors, a Director of this corporation shall not be liable  to this  corporation  or its shareholders for monetary  damages  for conduct  as  a  Director.  Any amendments to or  repeal  of  this

Article X shall not adversely affect any right or protection of a

Director of this corporation for or with respect to any  acts  or omissions  of such Director occurring prior to such amendment  or repeal.

                           ARTICLE XI

     11.1.     Indemnification.

      The  corporation shall indemnify its directors to the  full extent permitted by applicable corporate law now or hereafter  in force.  However, such indemnity shall not apply if  the  director did  not  (a)  act  in  good faith and in a manner  the  director reasonably believed to be in or not opposed to the best interests of  the  corporation, and (b) with respect to any criminal action or  proceeding,  have reasonable cause to believe the  director's conduct was unlawful.  The corporation shall advance expenses for such persons pursuant to the terms set forth in the Bylaws, or in a separate Board resolution or contract.

     11.2.     Authorization.

      The Board of Directors may take such action as is necessary to  carry  out  these  indemnification  and  expense  advancement provisions.  It is expressly empowered to adopt,

  approve,  and amend from time to time such Bylaws, resolutions,

contracts,  or  further indemnification and  expense  advancement arrangements  as  may  be  permitted by law,  implementing  these

provisions.   Such  Bylaws,  resolutions,  contracts  or  further

arrangements shall include but not be limited to implementing the manner in which determinations as to any indemnity or advancement of expenses shall be made.

     11.3.     Insurance.

     The corporation shall have the power, exercised by authority of  the Board of Directors, to purchase and maintain insurance on behalf  of  any  person to whom indemnity is provided  under  and

through  this  Article  XI  to  the  full  extent  permitted   by

applicable corporate law now or hereafter in force.

     11.4.     Effect of Amendment.

      No  amendment or repeal of this Article shall apply  to  or

have   any  effect  on  any  right  to  indemnification  provided hereunder  with respect to acts or omissions occurring  prior  to such amendment or repeal.

                           ARTICLE XII

      These Amended and Restated Articles of Incorporation  shall become effective upon filing.



      IN  WITNESS  WHEREOF,  the  undersigned  President  of  the corporation,  for the purpose of amending and restating  Articles of  Incorporation of Peru Partners, Ltd., hereby makes, files and records  this Amended and Restated Articles of Incorporation  and certifies that it is the act and deed of the corporation and that the facts stated herein are true.


Dated this ___ day of ___________, 2002.




William J. Pierson, President








                            EXHIBIT B


                  [Amended and Restated Bylaws]

                   Amended and Restated Bylaws of
                       AGRA-TECH INCORPORATED
                             March 2002

Table of Contents

SECTION 1 - OFFICES                                        4

SECTION 2 - SHAREHOLDERS                                   4
     2.1  Annual Meeting                                   4
     2.2  Special Meetings                                 4
     2.3  Meetings by Communications Equipment             4
     2.4  Date, Time and Place of Meetings                 4
     2.5  Notice of Meeting                                4
     2.6  Waiver of Notice                                 5
     2.7  Fixing of Record Date for Determining
          Shareholders                                     5
     2.8  Voting Record                                    6
     2.9  Quorum                                           6
     2.10 Manner of Acting                                 6
     2.11 Proxies                                          7
     2.12 Voting Shares                                    7
     2.13 Voting for Directors                             7
     2.14 Action by Shareholders Without a Meeting         7

SECTION 3 - BOARD OF DIRECTORS                             7
     3.1  General Powers                                   8
     3.2  Number, Classification and Tenure                8
     3.3  Annual and Regular Meetings                      8
     3.4  Special Meetings                                 9
     3.5  Meetings by Communications Equipment             9
     3.6  Notice of Special Meetings                       9
          3.6.1     Personal Delivery                      9
          3.6.2     Delivery by Mail                       9
          3.6.3     Delivery by Private Carrier            9
          3.6.4     Facsimile Notice                      10
          3.6.5     Delivery by Telegraph                 10
          3.6.6     Oral Notice                           10
     3.7  Waiver of Notice                                10
          3.7.1     In Writing                            10
          3.7.2     By Attendance                         10
     3.8  Quorum                                          10
     3.9  Manner of Acting                                11
     3.10 Presumption of Assent                           11
     3.11 Action by Board or Committees Without a Meeting 11
     3.12 Resignation                                     11
     3.13 Removal                                         12
     3.14 Vacancies                                       12
     3.15 Executive and Other Committees                  12
          3.15.1     Creation of Committees               12
          3.15.2     Authority of Committees              12
          3.15.3     Minutes of Meetings                  13
          3.15.4     Removal                              13
     3.16 Compensation                                    13

SECTION 4 - OFFICERS                                      13
     4.1  Appointment and Term                            13
     4.2  Resignation                                     13
     4.3  Removal                                         14
     4.4  Contract Rights of Officers                     14
     4.5  Chairman of the Board                           14
     4.6  President                                       14
     4.7  Vice President                                  14
     4.8  Secretary                                       14
     4.9  Treasurer                                       15
     4.10 Salaries                                        15

SECTION 5 - CONTRACTS, LOANS, CHECKS AND DEPOSITS         15
     5.1  Contracts                                       15
     5.2  Loans to the Corporation                        15
     5.3  Checks, Drafts, Etc.                            15
     5.4  Deposits                                        16

SECTION 6 - CERTIFICATES FOR SHARES AND THEIR TRANSFER    16
     6.1  Issuance of Shares                              16
     6.2  Certificates for Shares                         16
     6.3  Stock Records                                   16
     6.4  Restriction on Transfer                         16
     6.5  Transfer of Shares                              17
     6.6  Lost or Destroyed Certificates                  17

SECTION 7 - BOOKS AND RECORDS                             17

SECTION 8 - ACCOUNTING YEAR                               18

SECTION 9 - SEAL                                          18

SECTION 10 - INDEMNIFICATION                              18
     10.1 Right to Indemnification                        18
     10.2 Restrictions on Indemnification                 19
     10.3 Advancement of Expenses                         19
     10.4 Right of Indemnitee to Bring Suit               19
     10.5 Nonexclusivity of Rights                        20
     10.6 Insurance, Contracts and Funding                20
     10.7 Identification of Employees and Agents of the
          Corporation                                     20
     10.8 Persons Serving Other Entities                  20

SECTION 11 - LIMITATION OF LIABILITY                      21

SECTION 12 - AMENDMENTS                                   21

                       SECTION 1.  OFFICES

      The principal office of the corporation shall be located at the principal place of business or such other place as the Board of Directors ("Board") may designate. The corporation may have such other offices as the Board may designate or as the business of the corporation may require.

                    SECTION 2.  STOCKHOLDERS

2.1  Annual Meeting

     The annual meeting of the stockholders to elect directors and transact such other business as may properly come before the meeting shall be held on a date not more than 180 days after the end of the corporation's fiscal year, such date and time to be determined by the Board.

2.2  Special Meetings

      Special meetings of the stockholders of the corporation for any purpose may be called at any time by the Board of Directors or, if the directors in office constitute fewer than a quorum of the Board of Directors, by the affirmative vote of a majority of all the directors in office, but such special meetings may not be called by any other person or persons.

2.3  Meetings by Communications Equipment

     Stockholders may participate in any meeting of the stockholders by any means of communication by which all persons participating in the meeting can hear each other during the meeting. Participation by such means shall constitute presence in person at a meeting.

2.4  Date, Time and Place of Meeting

     Except as otherwise provided in these Bylaws, all meetings of stockholders, including those held pursuant to demand by stockholders, shall be held on such date and at such time and place designated by or at the direction of the Board.

2.5  Notice of Meeting

     Written notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called shall be given by or at the direction of the Board, the Chairman of the Board, the President or the Secretary to each stockholder entitled to notice of or to vote at the meeting not less than 10 nor more than 60 days before the meeting, except that notice of a meeting to act on a plan of merger or share exchange, the sale, lease, exchange or other disposition of all or substantially all of the corporation's assets other than in the regular course of business, or the dissolution of the corporation shall be given not less than 20 or more than 60 days before such meeting. If an annual or special stockholders' meeting is adjourned to a different date, time or place, no notice of the new date, time or place is required if they are announced at the meeting before adjournment. If a new record date for the adjourned meeting is or must be fixed, notice of the adjourned meeting must be given to stockholders entitled to notice of or to vote as of the new record date.

     Such notice may be transmitted by mail, private carrier, personal delivery, telegraph, teletype or communications equipment that transmits a facsimile of the notice. If those forms of written notice are impractical in the view of the Board, the Chairman of the Board, the President or the Secretary, written notice may be transmitted by an advertisement in a newspaper of general circulation in the area of the corporation's principal office. If such notice is mailed, it shall be deemed effective when deposited in the official government mail, first-class postage prepaid, properly addressed to the stockholder at such stockholder's address as it appears in the corporation's current record of stockholders. Notice given in any other manner shall be deemed effective when dispatched to the stockholder's address, telephone number or other number appearing on the records of the corporation. Any notice given by publication as herein provided shall be deemed effective five days after first publication.

2.6  Waiver of Notice

       Whenever any notice is required to be given by an stockholder under the provisions of these Bylaws, the Articles of Incorporation or the Nevada Private Corporations Law, a waiver of notice in writing, signed by the person or persons entitled to such notice and delivered to the corporation, whether before or after the date and time of the meeting or before or after the action to be taken by consent is effective, shall be deemed equivalent to the giving of such notice. Further, notice of the time, place and purpose of any meeting will be deemed to be waived by any stockholder by attendance in person or by proxy, unless such stockholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting.

2.7  Fixing of Record Date for Determining Stockholders

      For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to receive payment of any dividend, or in order to make a determination of stockholders for any other purpose, the Board may fix a future date as the record date for any such determination. Such record date shall be not more than 60 days, and, in case of a meeting of stockholders, not less than 10 days, prior to the date on which the particular action requiring such determination is to be taken. If no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting, the record date shall be the day immediately preceding the date on which notice of the meeting is first given to stockholders. Such a determination shall apply to any adjournment of the meeting unless the Board fixes a new record date, which it shall do if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting. If no record date is set for the determination of stockholders entitled to receive payment of any stock, dividend or distribution (other than one involving a purchase, redemption or other acquisition of the corporation's shares), the record date shall be the date the Board authorizes the stock dividend or distribution.

2.8  Voting Record

      At least 10 days before each meeting of stockholders, an alphabetical list of the stockholders entitled to notice of such meeting shall be made, arranged by voting group and by each class or series of shares, with the address of and number of shares held by each stockholder. This record shall be kept at the principal office of the corporation for 10 days prior to such meeting, and shall be kept open at such meeting, for inspection by any stockholder or any stockholder's agent or attorney.

2.9  Quorum

      Except with respect to any greater requirement contained in the Articles of Incorporation or the Nevada Private Corporations Law, one-third of the votes entitled to be cast on a matter by the holders of shares, pursuant to the Articles of Incorporation or the Nevada Private Corporations Law, entitled to vote and be counted collectively upon such matter, represented in person or by proxy, shall constitute a quorum of such shares at a meeting of stockholders. If less than the required number of such votes are represented at a meeting, a majority of the votes so represented may adjourn the meeting from time to time. Any business may be transacted at a reconvened meeting that might have been transacted at the meeting as originally called, provided a quorum is present or represented at such meeting. Once a share is represented for any purpose at a meeting other than solely to object to holding the meeting or transacting business, it is deemed present for quorum purposes for the remainder of the meeting and any adjournment (unless a new record date is or must be set for the adjourned meeting), notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

2.10 Manner of Acting

      If a quorum is present, action on a matter other than the election of directors shall be approved if the votes cast in favor of the action by the shares entitled to vote and be counted collectively upon such matter exceed the votes cast against such action by the shares entitled to vote and be counted collectively thereon, unless the Articles of Incorporation or the Nevada Private Corporations Law requires a greater number of affirmative votes. Whenever the Nevada Private Corporations Law permits a corporation's bylaws to specify that a lesser number of shares than would otherwise be required shall suffice to approve an action by stockholders, these Bylaws hereby specify that the number of shares required to approve such an action shall be such lesser number.

2.11 Proxies

      A stockholder may vote by proxy executed in writing by the stockholder or by his or her attorney-in-fact or agent. Such proxy shall be effective when received by the Secretary or other officer or agent authorized to tabulate votes. A proxy shall become invalid 6 months after the date of its execution, unless it is coupled with an interest or as otherwise provided in the proxy by the stockholder. A proxy with respect to a specified meeting shall entitle its holder to vote at any reconvened meeting following adjournment of such meeting but shall not be valid after the final adjournment.

2.12 Voting Shares

      Except as provided in the Articles of Incorporation, each outstanding share entitled to vote with respect to a matter submitted to a meeting of stockholders shall be entitled to one vote upon such matter.

2.13 Voting for Directors

      Each stockholder entitled to vote in an election of directors may vote, in person or by proxy, the number of shares owned by such stockholder for as many persons as there are directors to be elected and for whose election such stockholder has a right to vote. Stockholders shall not have the right to cumulate their votes. Unless otherwise provided in the Articles of Incorporation, the candidates elected shall be those receiving the largest number of votes cast, up to the number of directors to be elected.

2.14 Action by Stockholders Without a Meeting

      Any action that may be or is required to be taken at a meeting of the stockholders may be taken without a meeting if one or more written consents describing the action taken shall be signed by stockholders holding of record or otherwise entitled to vote in the aggregate not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote on the action were present and voted. The Board may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board, and which date shall not be more than 10 days after the date upon which the resolution fixing the record date is adopted by the Board. If not otherwise fixed by the Board, the record date for determining stockholders entitled to take action without a meeting is the date the first stockholder consent is delivered to the corporation. A stockholder may withdraw a consent only by delivering a written notice of withdrawal to the corporation prior to the time that consents sufficient to authorize taking the action have been delivered to the corporation. Every written consent shall bear the date of signature of each stockholder who signs the consent. A written consent is not effective to take the action referred to in the consent unless, within 60 days of the earliest dated consent delivered to the corporation, written consents signed by a sufficient number of stockholders to take action are delivered to the corporation. Unless the consent specifies a later effective date, actions taken by written consent of the stockholders are effective when (a) consents sufficient to authorize taking the action are in the possession of the corporation and (b) the period of advance notice required by the Articles of Incorporation to be given to any nonconsenting or nonvoting stockholders has been satisfied. Any such consent shall be inserted in the minute book as if it were the minutes of a meeting of the stockholders.

                 SECTION 3.  BOARD OF DIRECTORS

3.1  General Powers

      All corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of, the Board, except as may be otherwise provided in these Bylaws, the Articles of Incorporation or the Nevada Private Corporations Law.

3.2  Number, Classification and Tenure

      The Board of Directors shall be composed of not less than one nor more than six directors. The specific number of directors shall be set by resolution of the Board of Directors or, if the directors in office constitute fewer than a quorum of the Board of Directors, by the affirmative vote of a majority of all the directors in office. The number of directors of this corporation may be increased or decreased from time to time in the manner provided by the Articles of Incorporation, but no decrease in the number of directors shall have the effect of shortening the term of any incumbent director. The directors shall be divided into three classes, with each class to be as nearly equal in number as possible, as specified by resolution of the Board or, if the directors in office constitute fewer than a quorum of the Board, by the affirmative vote of a majority of all the directors in office. The term of office of directors of the first class shall expire at the first annual meeting of stockholders after their election. The term of office of directors of the second class shall expire at the second annual meeting after their election. The term of office of directors of the third class shall expire at the third annual meeting after their election. At each annual meeting after such classification, a number of Directors equal to the number of the class whose term expires at the time of such meeting shall be elected to hold office until the third succeeding annual meeting. Absent his or her death, resignation or removal, a director shall continue to serve despite the expiration of the director's term until his or her successor shall have been elected and qualified or until there is a decrease in the number of directors.
directors need not be stockholders of the corporation or residents of the state of Nevada, and need not meet any other qualifications.

3.3  Annual and Regular Meetings

      An annual Board meeting shall be held without notice immediately after and at the same place as the annual meeting of stockholders. The Board, or any committee designated by the Board, may specify the time and place for holding regular meetings without notice other than such resolution.

3.4  Special Meetings

     Special meetings of the Board or any committee designated by the Board may be called by or at the request of the Chairman of the Board, the President, the Secretary or, in the case of special Board meetings, any one-third or more of the directors in office and, in the case of any special meeting of any committee designated by the Board, by its Chairman. The person or persons authorized to call special meetings may fix any place for holding a special Board or committee meeting called by them.

3.5  Meetings by Communications Equipment

      Members of the Board or any committee designated by the Board may participate in a meeting of such Board or committee by, or conduct the meeting through the use of, any means of communication by which all directors participating in the meeting can hear each other during the meeting. Participation by such means shall constitute presence in person at a meeting.

3.6  Notice of Special Meetings

      Notice of a special Board or committee meeting stating the place, day and hour of the meeting shall be given to a director in writing or orally. Neither the business to be transacted at nor the purpose of any special meeting need be specified in the notice of such meeting.

     3.6.1     Personal Delivery

     If notice is given by personal delivery, the notice shall be delivered to a director at least two days before the meeting.

     3.6.2     Delivery by Mail

      If notice is delivered by mail, the notice shall be deposited in the official government mail at least five days before the meeting, properly addressed to a director at his or her address shown on the records of the corporation, with postage thereon prepaid.

     3.6.3     Delivery by Private Carrier

      If notice is given by private carrier, the notice shall be dispatched to a director at his or her address shown on the records of the corporation at least three days before the meeting.

     3.6.4     Facsimile Notice

      If a notice is delivered by wire or wireless equipment that transmits a facsimile of the notice, the notice shall be dispatched at least two days before the meeting to a director at his or her telephone number or other number appearing on the records of the corporation.

     3.6.5     Delivery by Telegraph

      If notice is delivered by telegraph, the notice shall be delivered to the telegraph company for delivery to a director at his or her address shown on the records of the corporation at least three days before the meeting.

     3.6.6     Oral Notice

     If notice is delivered orally, by telephone or in person, the notice shall be personally given to the director at least two days before the meeting.

3.7  Waiver of Notice

     3.7.1     In Writing

      Whenever any notice is required to be given to any director under the provisions of these Bylaws, the Articles of Incorporation or the Nevada Private Corporations Law, a waiver thereof in writing, signed by the person or persons entitled to such notice and delivered to the corporation, whether before or after the date and time of the meeting, shall be deemed equivalent to the giving of such notice. Neither the business to be transacted at nor the purpose of any regular or special meeting of the Board or any committee designated by the Board need be specified in the waiver of notice of such meeting.

     3.7.2     By Attendance

     A director's attendance at or participation in a Board or committee meeting shall constitute a waiver of notice of such meeting, unless the director at the beginning of the meeting, or promptly upon his or her arrival, objects to holding the meeting or transacting business at such meeting and does not thereafter vote for or assent to action taken at the meeting.

3.8  Quorum

     A majority of the number of directors fixed by or in the manner provided in these Bylaws shall constitute a quorum for the transaction of business at any Board meeting but if less than a majority are present at a meeting, a majority of the directors present may adjourn the meeting from time to time without further notice. A majority of the number of directors composing any committee of the Board, as established and fixed by resolution of the Board, shall constitute a quorum for the transaction of business at any meeting of such committee but if less than a majority are present at a meeting, a majority of such directors present may adjourn the committee meeting from time to time without further notice.

3.9  Manner of Acting

     If a quorum is present when the vote is taken, the act of the majority of the directors present at a Board or committee meeting shall be the act of the Board or such committee, unless the vote of a greater number is required by these Bylaws, the Articles of Incorporation or the Nevada Private Corporations Law.

3.10 Presumption of Assent

     A director of the corporation who is present at a Board or committee meeting at which any action is taken shall be deemed to have assented to the action taken unless (a) the director objects at the beginning of the meeting, or promptly upon the director's arrival, to holding the meeting or transacting any business at such meeting, (b) the director's dissent or abstention from the action taken is entered in the minutes of the meeting, or (c) the director delivers written notice of the director's dissent or abstention to the presiding officer of the meeting before its adjournment or to the corporation within a reasonable time after adjournment of the meeting. The right of dissent or abstention is not available to a director who votes in favor of the action taken.

3.11 Action by Board or Committees Without a Meeting

      Any action that could be taken at a meeting of the Board or of any committee created by the Board may be taken without a meeting if one or more written consents setting forth the action so taken are signed by all of the directors or by all of the committee members either before or after the action is taken and delivered to the corporation. Action taken by written consent of directors without a meeting is effective when the last director signs the consent, unless the consent specifies a later effective date. Any such written consent shall be inserted in the minute book as if it were the minutes of a Board or a committee meeting.

3.12 Resignation

      Any director may resign from the Board or any committee of the Board at any time by delivering either oral tender of resignation at any meeting of the Board or any committee, or written notice to the Chairman of the Board, the President, the Secretary or the Board. Any such resignation is effective upon delivery thereof unless the notice of resignation specifies a later effective date and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

3.13 Removal

      At a meeting of stockholders called expressly for that purpose, one or more members of the Board, including the entire Board, may be removed with or without cause (unless the Articles of Incorporation permits removal for cause only) by the holders of the shares entitled to elect the director or directors whose removal is sought if the number of votes cast to remove the director exceeds the number of votes cast not to remove the director.

3.14 Vacancies

      If a vacancy occurs on the Board, including a vacancy resulting from an increase in the number of directors, the Board may fill the vacancy, or, if the directors in office constitute fewer than a quorum of the Board, they may fill the vacancy by the affirmative vote of a majority of all the directors in office. The stockholders may fill a vacancy only if there are no directors in office. A director elected to fill a vacancy shall serve only until the next election of directors by the stockholders.

3.15 Executive and Other Committees

     3.15.1    Creation of Committees

     The Board, by resolution adopted by the greater of a majority of the directors then in office and the number of directors required to take action in accordance with these Bylaws, may create standing or temporary committees, including an Executive Committee, and appoint members from its own number and invest such committees with such powers as it may see fit, subject to such conditions as may be prescribed by the Board, the Articles of Incorporation, these Bylaws and applicable law. Each committee must have one or more members, and the Board may designate one or more directors as alternate members who may replace any absent or disqualified member at any committee meeting, with all such members and alternate members to serve at the pleasure of the Board.

     3.15.2    Authority of Committees

     Each Committee shall have and may exercise all the authority of the Board to the extent provided in the resolution of the Board creating the committee and any subsequent resolutions adopted in like manner, except that no such committee shall have the authority to: (i) approve or adopt, or recommend to the stockholders, any action or matter expressly required by the Articles of Incorporation or the Nevada Private Corporations Law to be submitted to stockholders for approval or (ii) adopt, amend or repeal any bylaw of the corporation.


     3.15.3    Minutes of Meetings

      All committees shall keep regular minutes of their meetings and shall cause them to be recorded in books kept for that purpose.

     3.15.4    Removal

      The Board may remove any member of any committee elected or appointed by it but only by the affirmative vote of the greater of a majority of directors then in office and the number of directors required to take action in accordance with these Bylaws.

3.16 Compensation

      By Board resolution, directors and committee members may be paid either expenses, if any, of attendance at each Board or committee meeting, or a fixed sum for attendance at each Board or committee meeting, or a stated salary as director or a committee member, or a combination of the foregoing. No such payment shall preclude any director or committee member from serving the corporation in any other capacity and receiving compensation therefore.

                      SECTION 4.  OFFICERS

4.1  Appointment and Term

      The officers of the corporation shall be those officers appointed from time to time by the Board or by any other officer empowered to do so. The Board shall have sole power and authority to appoint executive officers. As used herein, the term "executive officer" shall mean the President, the chief financial officer and any other officer designated by the Board as an executive officer. The Board or the President may appoint such other officers to hold office for such period, have such authority and perform such duties as may be prescribed. The Board may delegate to any other officer the power to appoint any subordinate officers and to prescribe their respective terms of office, authority and duties. Any two or more offices may be held by the same person. Unless an officer dies, resigns or is removed from office, he or she shall hold office until his or her successor is appointed.

4.2  Resignation

      Any officer may resign at any time by delivering written notice to the corporation. Any such resignation is effective upon delivery, unless the notice of resignation specifies a later effective date, and, unless otherwise specified, the acceptance of such resignation shall not be necessary to make it effective.

4.3  Removal

     Any officer may be removed by the Board at any time, with or without cause. An officer or assistant officer, if appointed by another officer, may be removed at any time, with or without cause, by any officer authorized to appoint such officer or assistant officer.

4.4  Contract Rights of Officers

      The appointment of an officer does not itself create contract rights.

4.5  Chairman of the Board

      If appointed, the Chairman of the Board shall perform such duties as shall be assigned to him or her by the Board from time to time, and shall preside over meetings of the Board and stockholders unless another officer is appointed or designated by the Board of Directors or Chairman of such meetings.

4.6  President

      The President shall be the chief executive officer of the corporation, unless some other officer is so designated by the Board, shall preside over meetings of the Board and stockholders in the absence of a Chairman of the Board, and, subject to the Board's control, shall supervise and control all the assets, business and affairs of the corporation. In general, the President shall perform all duties incident to the office of
President and such other duties as are prescribed by the Board from time to time. If no Secretary has been appointed, the
President shall have responsibility for the preparation of minutes of meetings of the Board and stockholders and for authentication of the records of the corporation.

4.7  Vice President

      In the event of the death of the President or his or her inability to act, the Vice President (or if there is more than one Vice President, the Vice President who was designated by the Board as the successor to the President, or if no Vice President is so designated, the Vice President first elected to such office) shall perform the duties of the President, except as may be limited by resolution of the Board, with all the powers of and subject to all the restrictions upon the President. Vice Presidents shall perform such other duties as from time to time may be assigned to them by the President or by or at the direction of the Board.

4.8  Secretary

      The Secretary shall be responsible for preparation of minutes of the meetings of the Board and stockholders, maintenance of the corporation's records and stock registers, and authentication of the corporation's records, and shall in general perform all duties incident to the office of Secretary and such other duties as from time to time may be assigned to him or her by the President or by or at the direction of the Board. In the absence of the Secretary, an Assistant Secretary may perform the duties of the Secretary.

4.9  Treasurer

      The Treasurer shall have charge and custody of and be responsible for all funds and securities of the corporation, receive and give receipts for moneys due and payable to the corporation from any source whatsoever, and deposit all such moneys in the name of the corporation in banks, trust companies or other depositories selected in accordance with the provisions of these Bylaws, and in general perform all the duties incident to the office of Treasurer and such other duties as from time to time may be assigned to him or her by the President or by or at the direction of the Board. In the absence of the Treasurer, an Assistant Treasurer may perform the duties of the Treasurer.

4.10 Salaries

      The salaries of the officers shall be fixed from time to time by the Board or by any person or persons to whom the Board has delegated such authority. No officer shall be prevented from receiving such salary by reason of the fact that he or she is also a director of the corporation.

        SECTION 5.  CONTRACTS, LOANS, CHECKS AND DEPOSITS

5.1  Contracts

     The Board may authorize any officer or officers, or agent or agents, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the corporation. Such authority may be general or confined to specific instances.

5.2  Loans to the Corporation

      No loans shall be contracted on behalf of the corporation and no evidences of indebtedness shall be issued in its name unless authorized by a resolution of the Board. Such authority may be general or confined to specific instances.

5.3  Checks, Drafts, Etc.

     All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, or agent or agents, of the corporation and in such manner as is from time to time determined by resolution of the Board.

5.4  Deposits

     All funds of the corporation not otherwise employed shall be deposited from time to time to the credit of the corporation in such banks, trust companies or other depositories as the Board may authorize.

     SECTION 6.  CERTIFICATES FOR SHARES AND THEIR TRANSFER

6.1  Issuance of Shares

      No shares of the corporation shall be issued unless authorized by the Board, or by a committee designated by the Board to the extent such committee is empowered to do so.

6.2  Certificates for Shares

     Certificates representing shares of the corporation shall be signed, either manually or in facsimile, by the President or any Vice President and by the Treasurer or any Assistant Treasurer or the Secretary or any Assistant Secretary and shall include on their face written notice of any restrictions that may be imposed on the transferability of such shares. All certificates shall be consecutively numbered or otherwise identified.

6.3  Stock Records

      The stock transfer books shall be kept at the principal office of the corporation or at the office of the corporation's transfer agent or registrar. The name and address of each person to whom certificates for shares are issued, together with the class and number of shares represented by each such certificate and the date of issue thereof, shall be entered on the stock transfer books of the corporation. The person in whose name shares stand on the books of the corporation shall be deemed by the corporation to be the owner thereof for all purposes.

6.4  Restriction on Transfer

      Except to the extent that the corporation has obtained an opinion of counsel acceptable to the corporation that transfer restrictions are not required under applicable securities laws, or has otherwise satisfied itself that such transfer restrictions are not required, all certificates representing shares of the corporation shall bear a legend on the face of the certificate, or on the reverse of the certificate if a reference to the legend is contained on the face, which reads substantially as follows:

     THE SECURITIES EVIDENCED BY THIS CERTIFICATE HAVE NOT BEEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR APPLICABLE STATE SECURITIES LAWS, AND NO INTEREST MAY BE SOLD, DISTRIBUTED, ASSIGNED, OFFERED, PLEDGED OR OTHERWISE TRANSFERRED UNLESS (A) THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT AND APPLICABLE STATE SECURITIES LAWS
     COVERING ANY SUCH TRANSACTION INVOLVING SAID SECURITIES, (B) THIS CORPORATION RECEIVES AN OPINION OF LEGAL COUNSEL FOR THE HOLDER OF THESE SECURITIES SATISFACTORY TO THIS CORPORATION STATING THAT SUCH TRANSACTION IS EXEMPT FROM REGISTRATION, OR (C) THIS
     CORPORATION OTHERWISE SATISFIES ITSELF THAT SUCH TRANSACTION IS EXEMPT FROM REGISTRATION.

6.5  Transfer of Shares

     The transfer of shares of the corporation shall be made only on the stock transfer books of the corporation pursuant to authorization or document of transfer made by the holder of record thereof or by his or her legal representative, who shall furnish proper evidence of authority to transfer, or by his or her attorney-in-fact authorized by power of attorney duly executed and filed with the Secretary of the corporation. All certificates surrendered to the corporation for transfer shall be canceled and no new certificate shall be issued until the former certificates for a like number of shares shall have been surrendered and canceled.

6.6  Lost or Destroyed Certificates

      In the case of a lost, destroyed or damaged certificate, a new certificate may be issued in its place upon such terms and indemnity to the corporation as the Board may prescribe.

                  SECTION 7.  BOOKS AND RECORDS

     The corporation shall:

     (a) Keep as permanent records minutes of all meetings of its stockholders and the Board, a record of all actions taken by the stockholders or the Board without a meeting, and a record of all actions taken by a committee of the Board exercising the authority of the Board on behalf of the corporation.

     (b) Maintain appropriate accounting records.

     (c) Maintain a record of its stockholders, in a form that permits preparation of a list of the names and addresses of all stockholders, in alphabetical order by class of shares showing the number and class of shares held by each; provided, however, such record may be maintained by an agent of the corporation.

     (d) Maintain its records in written form or in another form capable of conversion into written form within a reasonable time.

     (e) Keep a copy of the following records at its principal office:

               1.   the Articles of Incorporation and all
          amendments thereto as currently in effect;
               2. these Bylaws and all amendments thereto as currently in effect;
               3. the minutes of all meetings of stockholders and records of all action taken by stockholders without a meeting, for the past three years;
               4. the corporation's financial statements for the past three years;
               5. all written communications to stockholders generally within the past three years;
               6. a list of the names and business addresses of the current directors and officers; and
               7. the most recent annual report delivered to the Nevada Secretary of State.

                   SECTION 8.  ACCOUNTING YEAR

     The accounting year of the corporation shall be the calendar year, provided that if a different accounting year is at any time selected by the Board for purposes of federal income taxes, or any other purpose, the accounting year shall be the year so selected.

                        SECTION 9.  SEAL

     The Board may provide for a corporate seal that shall consist of the name of the corporation, the state of its incorporation, and the year of its incorporation.

                  SECTION 10.  INDEMNIFICATION

10.1 Right to Indemnification

     Each person who was, is or is threatened to be made a party to or is otherwise involved (including, without limitation, as a witness) in any threatened, pending or completed action, suit, claim or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal (hereinafter "proceedings"), by reason of the fact that he or she is or was a director or officer of the corporation or, that being or having been such a director or officer of the corporation, he or she is or was serving at the request of the corporation as a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise (hereafter an "indemnitee"), whether the basis of a proceeding is alleged action in an official capacity or in any other capacity while serving as such a director, officer, partner, trustee, employee or agent, shall be indemnified and held harmless by the corporation against all losses, claims, damages (compensatory, exemplary, punitive or otherwise), liabilities and expenses (including attorneys' fees, costs, judgments, fines, ERISA excise taxes or penalties, amounts to be paid in settlement and any other expenses) actually and reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a director or officer of the Company or a director, officer, partner, trustee, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise and shall inure to the benefit of the indemnitee's heirs, executors and administrators. Except as provided in subsection 10.4 of this Section with respect to proceedings seeking to enforce rights to indemnification, the corporation shall indemnify any such indemnitee in connection with a proceeding (or part thereof) initiated by such indemnitee only if a proceeding (or part thereof) was authorized or ratified by the Board. The right to indemnification conferred in this Section shall be a contract right.

10.2 Restrictions on Indemnification

     No indemnification shall be provided to any such indemnitee for acts or omissions of the indemnitee (a) if the indemnitee did not (i) act in good faith and in a manner the indemnitee reasonably believed to be in or not opposed to the best interests of the corporation, and (ii) with respect to any criminal action or proceeding, have reasonable cause to believe the indemnitee's conduct was unlawful or (b) if the corporation is otherwise prohibited by applicable law from paying such indemnification. Notwithstanding the foregoing, if Section 78.7502 or any successor provision of the Nevada Private Corporations Law is hereafter amended, the restrictions on indemnification set forth in this subsection 10.2 shall be as set forth in such amended statutory provision.

10.3 Advancement of Expenses

     The right to indemnification conferred in this Section shall include the right to be paid by the corporation the expenses reasonably incurred in defending any proceeding in advance of its final disposition (hereinafter an "advancement of expenses"). An advancement of expenses shall be made upon delivery to the corporation of an undertaking (hereinafter an "undertaking"), by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal that such indemnitee is not entitled to be indemnified.

10.4 Right of Indemnitee to Bring Suit

     If a claim under subsection 10.1 or 10.3 of this Section is not paid in full by the corporation within 60 days after a written claim has been received by the corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be 20 days, the indemnitee may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim. If successful in whole or in part, in any such suit or in a suit brought by the corporation to recover an advancement of expenses pursuant to the terms of the undertaking, the indemnitee shall be entitled to be paid also the expense of litigating such suit. The indemnitee shall be presumed to be entitled to indemnification under this Section upon submission of a written claim (and, in an action brought to enforce a claim for an advancement of expenses, when the required undertaking has been tendered to the corporation) and thereafter the corporation shall have the burden of proof to overcome the presumption that the indemnitee is so entitled.

10.5 Nonexclusivity of Rights

     The right to indemnification and the advancement of expenses conferred in this Section shall not be exclusive of any other right that any person may have or hereafter acquire under any statute, provision of the Articles of Incorporation or Bylaws of the corporation, general or specific action of the Board or stockholders, contract or otherwise.

10.6 Insurance, Contracts and Funding

     The corporation may maintain insurance, at its expense, to protect itself and any director, officer, partner, trustee, employee or agent of the corporation or another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise against any expense, liability or loss, whether or not the corporation would have the authority or right to indemnify such person against such expense, liability or loss under the Nevada Private Corporations Law or other law. The corporation may enter into contracts with any director, officer, partner, trustee, employee or agent of the corporation in furtherance of the provisions of this section and may create a trust fund, grant a security interest, or use other means (including, without limitation, a letter of credit) to ensure the payment of such amounts as may be necessary to effect indemnification as provided in this Section.

10.7 Indemnification of Employees and Agents of the Corporation

     In addition to the rights of indemnification set forth in subsection 10.1, the corporation may, by action of the Board, grant rights to indemnification and advancement of expenses to employees and agents or any class or group of employees and agents of the corporation (a) with the same scope and effect as the provisions of this Section with respect to indemnification and the advancement of expenses of directors and officers of the corporation; (b) pursuant to rights granted or provided by the Nevada Private Corporations Law; or (c) as are otherwise consistent with the law.

10.8 Persons Serving Other Entities

     Any person who, while a director or officer of the corporation, is or was serving (a) as a director, officer, employee or agent of another corporation of which a majority of the shares entitled to vote in the election of its directors is held by the corporation or (b) as a partner, trustee or otherwise in an executive or management capacity in a partnership, joint venture, trust, employee benefit plan or other enterprise of which the corporation or a majority owned subsidiary of the corporation is a general partner or has a majority ownership shall conclusively be deemed to be so serving at the request of the corporation and entitled to indemnification and the advancement of expenses under subsections 10.1 and 10.3 of this Section.

              SECTION 11.  LIMITATION OF LIABILITY

     To the full extent that the Nevada Private Corporations Law, as they exist on the date hereof or may hereafter be amended, permit the limitation or elimination of the liability of any person who would be considered an indemnitee under subsection
10.1 of Section 10, an indemnitee of the Company shall not be liable to the Company or its stockholders for monetary damages for conduct in the capacity based upon which such person is considered an indemnitee. Any amendments to or repeal of this
Section 11 shall not adversely affect any right or protection of any indemnitee of the Company for or with respect to any acts or omissions of such indemnitee occurring prior to such amendment or repeal.

                     SECTION 12.  AMENDMENTS

      These Bylaws may be altered, amended or repealed and new Bylaws may be adopted by the Board, except that the Board may not repeal or amend any Bylaw that the stockholders have expressly provided, in amending or repealing such Bylaw, may not be amended or repealed by the Board. The stockholders may also alter, amend and repeal these Bylaws or adopt new Bylaws. All Bylaws made by the Board may be amended, repealed, altered or modified by the stockholders.

The foregoing Bylaws were adopted by the Board on March 5, 2002.




                              Print Name:    Judy Tayler
                              Title:         Secretary