Form 10QSB
period 2002-03-31
PERU PARTNERS LTD
filed 2002-05-16
CIK 1094649

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                       AGRA-TECH, INCORPORATED*

*On March 3, 2002 the shareholders approved a name change from Peru-Partners, Ltd. to Agra-Tech, Incorporated.

Exact name of small business issuer as specified in its charter

    Nevada                          0-32811                 76- 0616472
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

               March 3, 2002  49,303,050 shares*

*On March 3, 2002 the shareholders approved a 10 to 1 forward stock split of Peru-Partners, Ltd. common stock. This resulted in the 4,930,050 shares of common stock issued becoming 49,303,050 shares of common stock issued.

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X


                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

       The un-audited financial statements for March 31, 2002 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

On January 18, 2002, Agra-Tech, Incorporated completed the Asset Purchase Agreement entered into on December 7, 2001. The agreement called for certain assets, administrative equipment and furnishings, an industrial lot of land with an adjacent 5,000,000 cubic yards of raw materials, and mining claims for a price of 430,305 shares of Agra-Tech, Incorporated common stock, par value $0.001 per share along with Agra-Tech, Incorporated assumption of debt up to $700,000.

On March 3, 2002 the shareholders approved a 10 to 1 forward stock split of Peru-Partners, Ltd. common stock. This resulted in the 4,930,050 shares of common stock issued becoming 49,303,050 shares of common stock issued. The shareholders also approved a name change from Peru-Partners, Ltd. to Agra-Tech, Incorporated.

Agra-Tech, Incorporated has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers in the territory known as New York State described as New York State line south of highway 287 excluding the five boroughs of New York City. All of these individuals and organizations will order their products via the Internet for sale to their clients.

Subsequent to the completion on January 18, 2002 of the Asset Purchase Agreement, the Company has added a second line of business. The aforementioned transaction positioned the Company in the bio-agricultural products and precious metals recovery business.

 (b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Agra-Tech, Incorporated remains in the development stage and, since inception, has experienced legal, administrative, interest, and auditing expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2002 reflects $2,837 total cash available. The company will need to raise significant amounts of cash in order to become an operating entity. It is not known if the company will be able to raise the capital necessary to implement its business plan. However, its Officers and Directors are currently pursuing various avenues to raise funds.

Plan of Operations

For the current fiscal year ending June 30, 2002, the Company anticipates incurring a loss as a result of organizational expenses and expenses associated with implementing its business plan. The company anticipates that it will not generate revenues, and may continue to operate at a loss thereafter, depending on the performance of its business. To date officers and directors of the Company have served without compensation. The Company expects to begin to compensate its officers and directors effective in the second quarter of 2002.

The company will need additional capital to carry out its business plans. Accordingly, there can be no assurance that additional funds will be available on terms acceptable to the Company or at all. The possibility exists that the board of directors may decide to liquidate one or both its lines of business, or to enter a new line of business. Such action, is not currently being considered by the board.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

     None

Item 2.    Changes in Securities

On January 18, 2002 the company approved the Asset Purchase Agreement of December 7, 2001. It subsequently delivered 430,305 shares of common stock to the shareholders of Agra-Technologies, Inc. The offering of Agra-Tech, Incorporated (formerly Peru-Partners, Ltd.) shares to Agra-Technologies was conducted pursuant to an exemption from registration, namely Rule 506 of Regulation D and/or Section 4(2) under the Securities Act of 1933, as amended (the "Act"). As a result, the 403,305 shares of Agra-Tech, Incorporated (formerly Peru-Partners, Ltd.) common stock held by Agra-Technologies are "restricted securities" subject to Rule 144 of the Act.

On March 3, 2002 the shareholders approved a 10 to 1 forward stock split of Agra-Tech, Incorporated, (formerly Peru-Partners, Ltd.) common stock. This resulted in the 4,930,050 shares of common stock issued becoming 49,303,050 shares of common stock issued.

Item 3.    Defaults Upon Senior Securities

     Not Applicable

Item 4.    Submission of Matters to a Vote of Securities Holders

On February 1, 2002 the Company filed a Preliminary Schedule 14C with the Securities Exchange Commission.

On February 11, 2002, the Company filed a Definitive Schedule 14C with the Securities Exchange Commission.

On March 3, 2002 the shareholders approved a name change from Peru-Partners, Ltd. to Agra-Tech, Incorporated, an increase in the authorized common stock, the authorization of preferred stock, and amendments to its Articles of Incorporation.



     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                              AGRA-TECH, INCORPORATED


     Dated May 13, 2002       /s/ William J. Pierson
                              William J. Pierson
                              President and Director





EXHIBIT A

                       FINANCIAL STATEMENTS



                      AGRA-TECH, INCORPORATED
                 (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEET
                      MARCH 31, 2002 and 2001
                            Un-audited

                                             2002            2001
ASSETS
     Current Assets
          Cash                               $ 2,837        $   0
          Other Current Assets                 3,000            0

          Total Current Assets                 5,837            0

     Property, Plant, & Equipment
          Equipment                           73,775            0
          Land                               250,000            0
          Accumulated Depreciation          ( 16,799)           0

          Net  Property, Plant, & Equipment  306,976            0

     Other Assets                             36,934            942

TOTAL ASSETS                                $349,747    $       942

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
          Accounts Payable                  $162,673           $1,273
          Short-term Notes & Fees Payable    336,405            0

          Total Current Liabilities          499,078            1,273

     Long Term Debt                          327,962            0

          Total Liabilities                  827,040            1,273

STOCKHOLDERS' EQUITY
     Common Stock, $0.001 Par Value;
     49,303,050 & 4,500,000 Shares Outstanding 4,930            4,500
     Paid-In Capital                         324,608            0
     (Deficit) Accumulated During
     Development Stage                      (106,831)          (4,831)
     Adjustment to Stockholder Equity       (700,000)           0

          Total Stockholder Equity          (477,293)       (   331)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $349,747          $ 942


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS



                      AGRA-TECH, INCORPORATED
                 (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS ENDING MARCH 31, 2002 and 2001
                            Un-audited


                                             2002          2001

REVENUES                                     $0             $0

COST OF SALES                                 0              0

GROSS PROFIT                                  0              0

GENERAL AND ADMINISTRATIVE EXPENSES        45,741            0

OPERATING PROFIT(LOSS)                    (45,741)           0

OTHER INCOME (EXPENSE)
     Asset Impairment                         0           (167)
     Interest                             (11,171)           0
     Depreciation and Amortization       (  2,710)           0

          Total Other Income(Expense)     (13,881)        (167)

NET INCOME(LOSS)                         $(59,622)       $(167)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING               49,303,050     4,500,000





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS
                      AGRA-TECH, INCORPORATED
                 (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENT OF OPERATIONS
        FOR THE NINE MONTHS ENDING MARCH 31, 2002 and 2001
                            Un-audited


                                             2003 2001

REVENUES                                     $0        $0

COST OF SALES                                 0         0

GROSS PROFIT                                  0         0

GENERAL AND ADMINISTRATIVE EXPENSES      80,120         0

OPERATING PROFIT(LOSS)                  (80,120)        0

OTHER INCOME (EXPENSE)
     Asset Impairment                      (167)     (167)
     Interest                           (11,171)        0
     Depreciation and Amortization     (  2,710)        0

          Total Other Income(Expense)   (14,048)     (167)

NET INCOME(LOSS)                       $(94,168)   $ (167)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING            49,303,050  4,500,000






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                            STATEMENTS

                      AGRA-TECH, INCORPORATED
                 (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENT OF CASH FLOWS
        FOR THE THREE MONTHS ENDING MARCH 31, 2002 and 2001
                            Un-audited


                                                  2002        2001

CASH FLOWS FROM (TO) OPERATING ACTIVITIES

NET (LOSS) FROM OPERATING ACTIVITIES              $(59,622)   $(167)

     Adjustments to reconcile net (loss) to net
     cash provided by operating activities:
          Depreciation and Non-Cash Items           16,799      167
          Increase in Other Current Assets          (3,000)       0
          Increase in Current Liabilities          455,926        0

     Net Adjustments                               469,724        0

NET CASH FROM OPERATING ACTIVITIES                 410,103        0

CASH FLOWS (USED) IN INVESTING ACTIVITIES
     Equipment Acquisitions                        (73,775)       0
     Land Acquisition                             (250,000)       0
     Other Asset Investments                       (36,491)       0

     Total Cash (used) for Investing Activities   (360,227)       0

NET CASH FLOWS (USED) IN INVESTING ACTIVITIES     (360,227)       0

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
     Increase in borrowing                         327,963        0
     Increase in Common Stock issued               325,038        0

     Net Cash From Financing Activities            653,001        0

     Adjustment to Stockholder Equity             (700,000)       0

     Net Cash (used for) Financing Activities     (700,000)       0

NET CASH FLOWS FROM (USED FOR)
FINANCING ACTIVITIES                               (46,999)       0

NET INCREASE (DECREASE) IN CASH                     $2,837       $0

SUMMARY

BEGINNING CASH                                          $0       $0
ENDING CASH                                          2,837        0
INCREASE (DECREASE) IN CASH                         $2,837       $0



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                            STATEMENTS
                      AGRA-TECH, INCORPORATED
                 (A DEVELOPMENT STAGE ENTERPRISE)

                      STATEMENT OF CASH FLOWS
        FOR THE NINE MONTHS ENDING MARCH 31, 2002 and 2001
                            Un-audited


                                                  2002      2001

CASH FLOWS FROM (TO) OPERATING ACTIVITIES

NET (LOSS) FROM OPERATING ACTIVITIES             $(94,168)     $(167)

     Adjustments to reconcile net (loss) to net
     cash provided by operating activities:
          Depreciation and Non-Cash Items          16,966        167
          Increase in Other Current Assets         (3,000)         0
          Increase in Current Liabilities         490,305          0

     Net Adjustments                              504,270          0

NET CASH FROM OPERATING ACTIVITIES                410,103          0

CASH FLOWS (USED) IN INVESTING ACTIVITIES
     Equipment Acquisitions                       (73,775)         0
     Land Acquisition                            (250,000)         0
     Other Asset Investments                      (36,491)         0

     Total Cash (used) for Investing Activities  (360,227)         0

NET CASH FLOWS (USED) IN INVESTING ACTIVITIES    (360,227)         0

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES
     Increase in borrowing                        327,963          0
     Increase in Common Stock issued              325,038          0

     Net Cash From Financing Activities           653,001          0

     Adjustment to Stockholder Equity            (700,000)         0

     Net Cash (used for) Financing Activities    (700,000)         0

NET CASH FLOWS FROM (USED FOR)
FINANCING ACTIVITIES                              (46,999)         0

NET INCREASE (DECREASE) IN CASH                    $2,837         $0

SUMMARY

BEGINNING CASH                                          $0        $0
ENDING CASH                                          2,837         0
INCREASE (DECREASE) IN CASH                         $2,837        $0

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
                            STATEMENTS
                      AGRA-TECH, INCORPORATED
                 (A DEVELOPMENT STAGE ENTERPRISE)

            STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD AUGUST 19, 1999 (INCEPTION) THROUGH  MARCH 31, 2002
                            Un-audited


                                                    (Deficit)
                                                     Accumulated
                           Common  Common Additional During the   Total
                           Stock   Stock  Paid-In    Development  Stkhldr
                           Number  Amount Capital    Stage        Equity

August 20, 1999
Issuance of  Common
Stock for Legal and Fees   2500000  $2,500   0           0         $2,500

August 20, 1999
Issuance of Common
Stock for License          2000000  $2,000   0           0         $2,000

February 15, 2000
Share Transfer              *80000      $0   0           0         $2,000

February 15, 2000
Share Reissue              *(80000)     $0   0           0         $2,000

January 18, 2002
Issue Common Stock
For Asset Purchase
Agreement                   430305    $430  $324,608     0       $325,038

January 18, 2002
Adjustment to Equity                                            $(700,000)

March 3, 2002
Issue Common Stock
Split 10 for 1            44372745      0     0          0         0

March 31, 2002
Accumulated (Deficit)
August 19, 1999
Through
March 31, 2002                                        (106,831)   (106,831)

March 31, 2002
Balance                   49303050   $4,930 $324,608  (106,831)   (477,293)

*Private transaction between four original shareholders and four new shareholders



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS
Summary of Accounting Policies:

Organization and Basis of Presentation -
The accompanying consolidated statement of financial condition includes the accounts of Agra-Tech, Incorporated. The company is organized as a corporation under the laws of the state of Nevada. The company is a startup stage company with offices in Flagstaff, Arizona. Its principal line of business is the development of bio-agricultural products.

Cash & Equivalents -
The company considers cash equivalents to be highly liquid investments with original maturities of 90 days or less, that are not held for resale in the ordinary course of business.

Inventories -
None.

Equipment -
Equipment, furniture, fixtures, and vehicles are recorded at cost and depreciated using straight-line and accelerated methods over estimated useful lives of the related asset. Startup costs, development costs, and interest costs during the company's development stage are expensed as incurred.

Other Assets -
Agra-Tech, Incorporated has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers in the territory known as New York State described as New York State line south of highway 287 excluding the five boroughs of New York City. All of these individuals and organizations will order their products via the Internet for sale to their clients.

The company aquired in the Asset Purchase Agreement entered into December 7, 2001 certain mining rights on 1,352 acres known as the "Cochrane Hills" claim east of Flagstaff, Arizona. The registered geological survey puts the cinder reserve at 500,000,000 cubic yards.

These assets are capitalized until the asset is placed into production. The asset is then amortized using the straight-line method over the estimated useful life of the related asset.

From time to time the company will loan or advance funds to entities that are in various stages of development. Terms of repayment vary.

The company periodically reviews the value of its other assets to determine if any impairment has occurred. The company assesses the potential impairment of its other assets and long lived assets by comparing the undiscounted value of expected future operating cash flows in relation to the book value of the related assets; or determining a borrower's ability to repay an advance or loan. Impairment would be recorded based on the estimated fair value.

Concentration of Risk -
The company is principally a startup stage company, hence the company has no concentrations of risk.

Liquidity and Capital Resources -
Agra-Tech, Incorporated remains in the development stage and, since inception, has experienced legal, administrative, interest, and auditing expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending March 31, 2002 reflects $2,836.72 total cash available. The company will need to raise significant amounts of cash in order to become an operating entity. It is not known if the company will be able to raise the capital necessary to implement its business plan. However, its Officers and Directors are currently pursuing various avenues to raise funds.

Legal Proceedings -
None.