Form 10QSB
period 2002-06-30
PERU PARTNERS LTD
filed 2002-08-14
CIK 1094649

Financial Statements

              Management's Discussion and Analysis

                  Notes To Financial Statements

                               For

                     Agra-Tech, Incorporated

                           Form 10Q SB

          For The Quarterly Period Ended June 30, 2002





                             Part I

                      Financial information

Item 1.   Financial Statements

     The un-audited financial statements for June 30, 2002 are attached hereto as Exhibit A.


Item 2.   Management's Discussion and Analysis or Plan of
Operation

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

Liquidity and Capital Resources

Agra-Tech, Incorporated remains in the development stage and, since inception, has experienced legal, administrative, interest, and auditing expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending June 30, 2002 reflects $(4,113) total negative cash available. The company will need to raise significant amounts of cash in order to become an operating entity. It is not known if the company will be able to raise the capital necessary to implement its business plan. However, its Officers and Directors are currently pursuing various avenues to raise funds.

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

Liquidity and Capital Resources -
Agra-Tech, Incorporated remains in the development stage and, since inception, has experienced legal, administrative, interest, and auditing expenses for the preparation of financial statements and periodic reports as required by the Securities Exchange Act of 1934. Consequently, our balance sheet for the period ending June 30, 2002 reflects $(4,113) total negative cash available. The company will need to raise significant amounts of cash in order to become an operating entity. It is not known if the company will be able to raise the capital necessary to implement its business plan. However, its Officers and Directors are currently pursuing various avenues to raise funds.

Legal Proceedings -
None.





EXHIBIT A


Agra-Tech, Incorporated
Balance Sheet
As Of June 30                                    2002           2001

Assets:

Current Assets
              Cash                            (4,112.80)         -
              Total Current                    (4112.80)         0.00
             Assets:

Property, Plant, & Equipment
              Equipment                        49278.50          0.00
              Accumulated Depreciation        (18248.00)         0.00
              Net Property,Plant,Equip         31030.50          0.00


Mineral Reserve
              Mineral Reserves                     0.00          0.00
              Accumulated Depletion                0.00          0.00
                                                   0.00          0.00

Other Assets
              Other Assets                         0.00        942.00
              Mining Rights                    36491.40          0.00

                                               36491.40        942.00

Total Assets                                  63,409.10        942.00


Liabilities and Equity

Current Liabilities
  Accounts Payable & Credit Cards Payable    175,727.95      1,273.00
  Short Term Notes & Fees Payable            112,750.00          0.00


Total Current Liabilities                     288477.95       1273.00

Long Term Debt                                345787.67          0.00

Total Liabilities                             634265.62       1273.00

Stockholder's Equity
              Common Stock: 49,303,050 &        4930.31       4500.00
              4,500,000
              Paid In Capital                 324607.62          0.00
              Deficit Accumulation During    (200394.45)     (4831.00)
              Development Stage
              Adjustment To Stockholder      (700000.00)         0.00
              Equity

Total Stockholders' Equity                   (570856.52)     (331.00)


Total Liabilities and Equity                  63,409.10       942.00











Agra-Tech, Incorporated
Statement Of Income & Accumulated Deficit During
Development Stage
For the Three Months June                             2002          2001
30

Revenues:
  Product Sales                                        -             -
  Other Revenues                                       -             0.00

  Less: Refunds and   Allowances                       0.00          0.00

  Net Revenues:                                        -

Cost of Sales:
  Materials                                            0.00          0.00
  Supplies                                             0.00          0.00
  Processing                                           0.00          0.00
  Research & Development                               3,794.78      0.00
  Total Production Costs:                              3,794.78      0.00

Gross Profit                                          (3,794.78)     -

General and Administrative                             72040.43      0.00
Expenses

Operating Profit                                      (75835.21)     0.00

Other Income (Expenses)
  (Loss) On Disposal Of Asset                          (2756.95)     0.00
   Asset Impairment                                     (443.00)  (167.00)
  Interest                                            (11679.34)     0.00
  Depreciation and                                     (1449.09)     0.00
 Amortization
  Total                                               (16328.38)  (167.00)


Net Profit(Loss)                                     (92,163.59)  (167.00)

Beginning Deficit Accumulation During                (108230.86) (4664.00)
Development Stage

Ending Deficit Accumulation During                  (200,394.45)(4,831.00)
Development Stage

Earnings (Loss) per common                         $               $
share                                                (0.00187)   (0.0000)

Weighted Average Number of Common Shares            49,303,050  4,500,000
Outstanding









Agra-Tech, Incorporated
Statement Of Cash Flows for
the Three Months Ending June 30                        2002         2001


Net Income From
Operations                                          (92,163.59)    (167.00)


Adjustments
       Depreciation & Non-                             1449.09      167.00
      Cash Items
       Decrease in Current                             3000.00        0.00
      Assets
       Increase in Current                          (205794.07)          0
      Liabilities
       Net                                          (201344.98)     167.00
      Adjustments

Cashflows from                                      (293508.57)       0.00
Operations

Investing
Activities
       Equipment                                       (503.25)       0.00
       Land Disposal                                 250000.00        0.00
       Other                                          25443.00        0.00
      Investments
       Net Investing                                 274939.75        0.00
      Activities

Financing
Activities
       Increase in                                     8199.81        0.00
      Debt
       Increase in                                    11125.01        0.00
      Shareholder Loans
       Decrease in                                    (8000.00)       0.00
      Shareholder Loans
       Net Financing                                  11324.82        0.00
      Activities

Increase(Decrease)
in Cash                                              (7,244.00)          -

Beginning                                              3131.20        0.00
Cash
Increase(Decrease)                                    (7244.00)       0.00
in Cash
Ending Cash                                          (4,112.80)          -












Agra-Tech, Incorporated
Statement Of Income & Accumulated Deficit During Development
Stage
For the Twelve Months June 30                              2002          2001

Revenues:
             Product Sales                                  -               -
             Other Revenues                                 -
             Less: Refunds and                            0.00           0.00
            Allowances
             Net Revenues:                                  -               -

Cost of Sales:
             Materials                                    0.00           0.00
             Supplies                                     0.00           0.00
             Processing                                   0.00           0.00
             Research & Development                   3,794.78           0.00
             Total Production                         3,794.78           0.00
             Costs:

Gross Profit                                         (3,794.78)             -

General and Administrative                           153560.10           0.00
Expenses

Operating Profit                                    (157354.88)          0.00

Other Income (Expenses)
             Asset Impairments And Disposals          (3366.95)       (167.00)
             Interest                                (22850.62)          0.00
             Depreciation, Depletion                  (4159.00)          0.00
             and Amortization
             Total                                   (30376.57)       (167.00)


Net Profit                                         (187,731.45)       (167.00)


Beginning Deficit Accumulation During                (12663.00)      (4664.00)
Development Stage

Ending Deficit Accumulation During
Development Stage                                  (200,394.45)     (4,831.00)


Earnings (Loss) per common shares                     (0.00381)       (0.0000)

Weighted Average Number of Common Shares             49,303,050      4,500,000
Outstanding











Agra-Tech, Incorporated
Statement Of Cash Flows
For the Twelve Months Ending June 30                    2002            2001

Net Income From
Operations                                         (187,731.45)       (167.00)

Adjustments
   Depreciation & Non-Cash                            18415.00         167.00
  Items
   Increase in Current                                    0.00           0.00
  Assets
   Increase in Current                               279704.95           0.00
  Liabilities
   Net Adjustments                                   298119.95         167.00

Cashflows from                                       110388.50           0.00
Operations

Investing Activities
   Equipment                                         (74278.50)          0.00
   Land                                              (250000.00)         0.00
   Other Invesments                                   (36491.40)
   Asset Disposals                                    275443.00          0.00
   Net Investing Activities                           (85326.90)         0.00

Financing Activities
   Increase in Total Debt                             353787.67          0.00
   Decrease In Debt                                    (8000.00)         0.00
   Increase in Common Stock Issued                    325037.93          0.00
   Adjustment To Equity                              (700000.00)         0.00
   Net Financing Activities                           (29174.40)         0.00

Increase(Decrease) in
Cash                                                  (4,112.80)            -

Beginning Cash                                             0.00          0.00
Increase(Decrease) in                                  (4112.80)         0.00
Cash
Ending Cash                                           (4,112.80)            -














Agra-Tech, Incorporated
Statement Of Stockholders Equity (Deficit)
For The Period August 19, 1999 (Inception) Through June 30, 2002


                     Common         Common    Additional   (Deficit)    Total
                     Stock          Stock     Paid-In       Accumulated Stockholder
                     Number         Amount    Capital                   Equity

August 20, 1999
Issue Common Stock
For Legal & Fees     2500000        2,500      0             0           2,500

August 20, 1999
Issue Common Stock
For License          2000000        2,000      0             0           2,000

February 15, 2000
Share Transfer **      80000        0          0             0           0

February 15, 2000
Share Reissue**       (80000)       0          0             0           0

January 18, 2002
Issue Common Stock
For Asset Purchase
Agreement             430305        430        324,608       0           325,038

January 18, 2002
Adjustment To Equity                                                     (700,000)

March 3, 2002
Issue Common Stock
Split 10 For 1        44372745      0          0             0            0

March 31, 2002
Accumulated Deficit
August 19, 1999
Through
June 30, 2002                                                (200,394)     (200,394)

June 30, 2002         49303050       4,930      324,608       -200,394     -570,856


** Private transaction between four original shareholders and four new shareholders.